Form 10-Q
period 1995-03-31
HICKORY HILLS LTD
filed 1995-05-17
CIK 824481

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549


                                FORM 10-Q


                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1995

                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _______________


Commission File Number: 33-18089-A


                            HICKORY HILLS, LTD.
          (Exact name of Registrant as specified in its charter)


Tennessee                                            62-1336904
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                    Identification)


One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)                             (Zip Code)

                            (615)  292-1040
         (Registrant's telephone number, including area code)

Suite 500, 4400 Harding Road, Nashville, Tennessee 37205
(Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),and (2) has been subject to such filing requirements for at least the past 90 days.

                                 YES    X     NO  ___

                     PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                           HICKORY HILLS, LTD.
                   (A Tennessee Limited Partnership)


                         FINANCIAL STATEMENTS
             For The Three Months Ended March 31, 1995


                               INDEX



        Financial Statements:

              Consolidated Balance Sheets                   3
              Consolidated Statements of Operations         4
              Consolidated Statements of Cash Flows         5
              Notes to Financial Statements                 6



                           HICKORY HILLS, LTD.
                        (A Limited Partnership)

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                  March 31,       December 31,
                                   1995              1994
                               -------------      -------------

                                ASSETS

CASH                          $    363,989       $    387,330

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT                 3,174,098          3,204,826

OTHER ASSETS                           465                465

            Total Assets      $  3,538,552       $  3,592,621
                                ==========         ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST PAYABLE      $  1,572,529        $ 1,486,171

ACCRUED PROPERTY TAXES              -                  35,441

NOTE PAYABLE TO AFFILIATE        3,454,300          3,454,300

OTHER ACCRUED EXPENSES              37,630             36,200

PARTNERS' DEFICIT               (1,525,907)        (1,419,491)

   Total Liabilities &
    Partners' Deficit           $3,538,552        $ 3,592,621
                                ==========        ===========



                      See notes to financial statements.





                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                               Quarter and
                                           Year to Date Ending
                                                 MARCH 31,
                                          _____________________
                                            1995         1994
                                            ____         ____
REVENUE:

  Land Sales
     Sale Proceeds                      $  58,500     $ 275,500
     Cost of Land Sold                     47,642      (278,340)
     Closing Costs                          3,459       (18,529)

     Gain(Loss) on Sale of Land             7,399       (39,369)

     Interest Income                        1,267            610

         Total Revenue                  $   8,666     $ (38,759)


EXPENSES:

  Management Fees                             750           750
  Legal & Accounting Fees                  10,200           300
  General & Admin. Expenses                 1,745         4,008
  Land Maintenance Fees                    16,029        13,795
  Interest Expense                         86,358        86,357

       Total Expenses                   $ 115,082    $  105,210


NET INCOME (LOSS)                       $(106,416)   $ (143,698)





                       See notes to financial statements


                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                               Year-to-date
                                                 MARCH 31,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from
Operating Activities:

  Net Income                        $(106,416)          $(143,968)
  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:
        Interest Payments made
          on Note Payable                 -              (100,000)
        Increase in Accrued
          Interest Payable             86,358              86,358
        Change in Accrued
          Property Taxes              (35,441)            (37,303)
        (Gain)Loss on Sale of Land     (7,399)             36,369
        Increase in Accrued Expenses    1,430              (1,053)

        Total Adjustments              44,948             (12,629)

        Net Cash used in
        Operating Activities          (61,468)           (156,597)

Cash Flows from Investing Activities:

  Proceeds from Land Sale              55,041             238,970
  Cost of Land Improvements           (16,914)            (86,398)

  Net Cash provided by
  Investing Activities                 38,127             152,572

        Net Increase/(Decrease)
        in Cash and Cash Equivalents  (23,341)             (4,025)

CASH AT JANUARY 1,                    387,330             393,425

CASH AT MARCH 31,                   $ 363,989           $ 389,400
                                     ========            ========

                      See notes to financial statements.

                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Three Months Ended March 31, 1995
                                  (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described in the Prospectus dated April 22, 1986. Compensation earned for these services in the first three months were as follows:

                                     1995              1994
                                   ________          ________
        Management Fees            $   750             $  750
        Real Estate Brokerage
          Commission                 1,755              9,150
        Accounting Fees                300                300



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995.

During the first quarter of 1995, the Registrant sold three lots at the Hendersonville Property for $19,500 per lot. The sale proceeds were retained to cover operating expenses. Lot sales from the Hendersonville Property are progressing at a moderate pace. The Registrant has received a contract for the sale of 3.5 acres of the Nashville Property for a price of $140,000. However, there are several contingencies for these sales to close. Therefore, there can be no assurances that the contingencies will be met and that the sales will close.

Operating expenses of the Registrant are comparable to the prior year's quarter except the increase in legal & accounting fees. This increase is due to timing of audit and tax bills. The actual increase in audit and tax preparation fees was minimal.

FINANCIAL CONDITION

DEVELOPMENT

The Registrant began Phase III of the Hendersonville Property development. This development is expected to cost approximately $300,000. It should be complete in the third quarter of 1995 and will make approximately 30 lots available for sale.

LIQUIDITY

As of March 31, 1995, the Registrant had approximately $363,989 in cash reserves. These funds are expected to be sufficient through 1995.

                         PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

     Exhibit - 27 Financial Data Schedule for the First Quarter of 1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant  to  the  requirements  of  the  Securities Exchange Act of 1934,  the  Registrant  has duly  caused  this  report  to  be
signed  on  its  behalf  by  the  undersigned,   thereunto  duly
authorized.


                                    HICKORY HILLS, LTD.

                                    By:   222 HICKORY, LTD.
                                          General Partner


                                          By:222 PARTNERS, INC.
                                             General Partner



Date: May 17, 1995                      By:/s/ Steven D. Ezell
                                           ___________________
                                              Steven D. Ezell
                                              President



Date: May 17, 1995                      By:/s/ Michael A. Hartley
                                           ______________________
                                             Michael A. Hartley
                                             Secretary/Treasurer