Form 10-Q
period 1995-06-30
HICKORY HILLS LTD
filed 1995-08-14
CIK 824481

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                FORM 10-Q



                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1995

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


                         FINANCIAL STATEMENTS
             For The Six Months Ended June 30, 1995


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

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                                  June 30,       December 31,
                                   1995              1994
                               -------------      -------------

                          ASSETS

CASH                          $  466,518         $    387,330

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT               3,097,054            3,204,826

OTHER ASSETS                       6,080                  465

            Total Assets      $3,569,652         $  3,592,621
                               ==========          ==========



                       LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST PAYABLE      $ 1,659,846         $ 1,486,171

ACCRUED PROPERTY TAXES             -                   35,441

NOTE PAYABLE TO AFFILIATE       3,454,300           3,454,300

OTHER ACCRUED EXPENSES             38,502              36,200

PARTNERS' DEFICIT              (1,582,996)         (1,419,491)

   Total Liabilities &
    Partners' Deficit         $ 3,569,652         $ 3,592,621
                              ===========         ===========










                      See notes to financial statements.





                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                        Quarter Ending     Year to Date Ending
                           June 30,              June 30,
                        ______________    _____________________
                        1995     1994       1995         1994
                        ____     ____       ____         ____
REVENUE:

  Land Sales
   Sale Proceeds    $117,000   $436,000    $175,500    $693,500
   Cost of
    Land Sold        (86,087)  (377,092)   (133,729)   (632,440)
   Closing Costs      (6,526)   (24,044)     (9,985)    (42,573)

   Gain(Loss) on
    Sale of Land      24,387     34,864      31,786      18,487

   Interest Income     8,548      5,759       9,815       6,369
   Miscellaneous        -         1,516         -         1,516

       Total Revenue  32,935     42,139      41,601      26,372


EXPENSES:

  Management Fees        750        750       1,500       1,500
  Legal &
   Accounting Fees     1,193     11,681      11,393      11,981
  General & Admin.
   Expenses            3,294      9,508       5,040      13,516
  Land Maint. Fees     3,084        207      13,498      14,003
  Interest Expense    87,317     87,317     173,675     173,764

     Total Expenses   95,638    109,463     205,106     214,674

NET INCOME (LOSS)   $(62,703)  $(67,324)  $(163,505)  $(188,302)









                       See notes to financial statements



                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                               Year-to-date
                                                 JUNE 30,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from
Operating Activities:

  Net Income                         $(163,505)         $(188,302)
  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:
        Interest Payments made
          on Note Payable                 -              (275,000)
        Increase in Accrued
          Interest Payable             173,675            173,674
        Change in Accrued
          Property Taxes               (35,441)           (37,303)
        (Gain)Loss on Sale of Land     (31,786)           (18,487)
        Change in Other Assets          (5,615)              -
        Increase in Accrued Expenses     2,302            (19,392)
                                       ________           ________
        Total Adjustments              103,135           (176,508)

        Net Cash used in
        Operating Activities           (60,370)          (364,810)

Cash Flows from Investing
         Activities:

  Proceeds from Land Sale              165,515            650,927
  Cost of Land Improvements            (25,957)          (266,257)
                                       ________           ________
  Net Cash provided by
  Investing Activities                 139,558            384,670

        Net Increase/(Decrease)
        in Cash and Cash Equivalents    79,188             19,860


CASH AT JANUARY 1,                     387,330            393,425

CASH AT JUNE 30,                      $466,518           $413,285
                                      ========           ========


                      See notes to financial statements.


                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Six Months Ended June 30, 1995
                                  (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures
  required  by  generally accepted accounting principles.   These
  statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The  results of operations for the six
  month period ended June 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations as described
  in the Prospectus dated December 3, 1987.   Compensation earned
  for these services in the first three months were as follows:

                                     1995              1994
                                   ________          ________
        Management Fees            $ 1,500             1,500
        Real Estate Brokerage
          Commission                 5,265            19,380
        Accounting Fees              1,200               600



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED June 30, 1995.

During the first quarter of 1995, the Registant sold three lots. During the second quarter of 1995, the Registrant sold six lots from the Hendersonville Property for $19,500 per lot. The sale proceeds were retained to cover operating expenses. Lot sales from the Hendersonville Property are progressing at a moderate pace. The contract received for the sale of 3.5 acres of the Nashville Property for a price of $140,000 is expected to close during the third quarter. However, there are several contingencies for this sale to close. Therefore, there can be no assurances that the contingencies will be met and that the sale will close.

Operating expenses of the Registrant are comparable to the prior year's quarter except for the fluctuation in sales. During the first six months of 1994, 37 lots from the Hendersonville Property and 1.63 acres from the Nashville Property were sold. During the same period in 1995, nine lots from the Hendersonville Property were sold but at a price higher than the 1994 sales price. The reduction in General and Administrative expenses is due to bank charges incurred in 1994 while securing letters of credit necessary for development. These costs were not necessary in 1995.

FINANCIAL CONDITION

DEVELOPMENT

The Registrant began Phase III of the Hendersonville Property development. This development is expected to cost approximately
$300,000. It should be complete in the third quarter of 1995 and will make approximately 30 lots available for sale.

LIQUIDITY

As of June 30, 1995, the Registrant had approximately $466,518 in cash reserves. These funds are expected to be sufficient through 1995.

                         PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

        Exhibit 27 - Financial Data Schedule for Second Quarter of 1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant  to  the  requirements  of  the  Securities Exchange Act of 1934,  the  Registrant  has duly  caused  this  report  to  be
signed  on  its  behalf  by  the  undersigned,   thereunto  duly
authorized.


                                    HICKORY HILLS, LTD.

                                    By:   222 HICKORY, LTD.
                                          General Partner


                                       By:222 PARTNERS, INC.
                                          General Partner



Date:  August 14, 1995                  By:/s/ Steven D. Ezell
                                           ___________________
                                              Steven D. Ezell
                                              President



Date:  August 14, 1995                  By:/s/ Michael A. Hartley
                                           ______________________
                                             Michael A. Hartley
                                               Secretary/Treasurer