Form 10-Q
period 1995-09-30
HICKORY HILLS LTD
filed 1995-11-14
CIK 824481

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                FORM 10-Q



                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995

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


                         FINANCIAL STATEMENTS
             For The Nine Months Ended September 30, 1995


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



                           HICKORY HILLS, LTD.
                        (A Limited Partnership)

                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)


                               September 30,       December 31,
                                   1995              1994
                               -------------      -------------

                    ASSETS

CASH                          $   650,270        $    387,330

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT                2,826,280           3,204,826

OTHER ASSETS                          280                 465

            Total Assets      $ 3,476,830        $  3,592,621
                               ==========         ===========



                       LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST PAYABLE      $ 1,538,122         $ 1,486,171

ACCRUED PROPERTY TAXES              -                  35,441

NOTE PAYABLE TO AFFILIATE       3,454,300           3,454,300

OTHER ACCRUED EXPENSES             50,051              36,200

PARTNERS' DEFICIT              (1,565,643)         (1,419,491)

   Total Liabilities &
    Partners' Deficit         $ 3,476,830         $ 3,592,621
                              ===========         ===========










                      See notes to financial statements.





                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                        Quarter Ending     Year to Date Ending
                         September 30,         September 30,
                        ______________     _____________________
                        1995     1994       1995         1994
                        ____     ____       ____         ____
REVENUE:

  Land Sales
   Sale Proceeds     $ 583,510      -      $ 759,010    $ 693,500
   Cost of
    Land Sold         (422,044)     -       (555,773)    (632,440)
   Closing Costs       (47,422)     -        (59,207)     (42,573)

   Gain(Loss) on
    Sale of Land       114,044      -        144,030       18,487

   Interest Income       3,733     1,069      13,548        7,397
   Miscellaneous          -         -           -           1,516

     Total Revenue     117,777     1,069     157,578       27,400


EXPENSES:

  Management Fees          750       750       2,250        2,250
  Legal &
   Accounting Fees       1,248       300      12,641       12,282
  General & Admin.
   Expenses              3,548       415       8,588        5,967
  Land Maint. Fees       4,802     4,416      18,300       26,382
  Interest Expense      88,276    88,276     261,951      261,950

     Total Expenses     98,624    94,157     303,730      308,831

NET INCOME (LOSS)       19,153   (93,088)   (146,152)    (281,431)









                       See notes to financial statements



                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                               Year-to-date
                                               SEPTEMBER 30,
                                        __________________________
                                         1995               1994
                                         ____               ____
Cash Flows from
Operating Activities:

  Net Income                          (146,152)          (281,431)
  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:
        Interest Payments made
          on Note Payable             (210,000)          (275,000)
        Increase in Accrued
          Interest Payable             261,951            261,950
        Change in Accrued
          Property Taxes               (35,441)           (37,303)
        Change in Other Assets             185               -
        Gain on Sale of Land          (144,030)           (18,487)
        Increase in Accrued Expenses    13,851            (19,875)

        Total Adjustments             (113,484)           (88,715)

        Net Cash used in
        Operating Activities          (259,636)          (370,146)

Cash Flows from Investing Activities:

  Net Sale Proceeds                    699,803            650,927
  Land Improvements                   (177,227)          (301,177)

        Net Cash provided by
        Investing Activities           522,576            349,750

        Net Increase/(Decrease)
        in Cash and Cash Equivalents   262,940            (20,396)


CASH AT JANUARY 1,                     387,330            393,425

CASH AT SEPTEMBER 30,                 $650,270           $373,029
                                      ========           ========


                      See notes to financial statements.


                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 1995
                                  (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures
  required  by  generally accepted accounting principles.   These
  statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1994. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The  results of operations for the nine
  month period ended September 30, 1995 may not be indicative of the results that may be expected for the year ending December 31, 1995.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                     1995              1994
                                   ________          ________
        Management Fees            $ 2,250             2,250
        Real Estate Brokerage
          Commission                24,314            19,380
        Accounting Fees              1,500             1,200



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED September 30, 1995.

During the third quarter of 1995, the Registrant sold 21 lots of the Hendersonville Property for gross proceeds of $429,110 and
3.86 acres of the Nashville Property for $154,400. A payment of $210,000 was made to the Lender and the remaining proceeds were retained for operating and development.

Operating expenses of the Registrant are comparable to the prior year's except for the fluctuation in sales. During 1994, 37 lots from the Hendersonville Property and 1.63 acres from the Nashville Property were sold. During the same period in 1995, thirty lots from the Hendersonville Property were sold but at a price higher than the 1994 sales price and 3.86 acres of the Nashville Property were sold.

FINANCIAL CONDITION

DEVELOPMENT

During the third qarter of 1995, the Registrant completed Phase III of the Hendersonville Property. This development opened up
30 lots which have all been sold.   The Registrant also began
development of Phase IV which will open up an additional 31 lots and is expected to cost approximately $275,000.

LIQUIDITY

As of September 30, 1995, the Registrant had approximately
$650,270 in cash reserves. These funds are expected to be sufficient through 1995.

                         PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibits

       Exhibit 27 - Financial Data Schedule for Third Quarter of
1995

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant  to  the  requirements  of  the  Securities Exchange Act of 1934,  the  Registrant  has duly  caused  this  report  to  be
signed  on  its  behalf  by  the  undersigned,   thereunto  duly
authorized.


                                    HICKORY HILLS, LTD.

                                    By:   222 HICKORY, LTD.
                                          General Partner


                                      By:222 PARTNERS, INC.
                                           General Partner



Date: November 13, 1995                By:/s/ Steven D. Ezell
                                           ___________________
                                             Steven D. Ezell
                                             President



Date: November 13, 1995                 By:/s/ Michael A. Hartley
                                           ______________________
                                             Michael A. Hartley
                                             Secretary/Treasurer