Form 10-K405
period 1995-12-31
HICKORY HILLS LTD
filed 1996-04-01
CIK 824481

                                      UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                        FORM 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
[Fee Required]
                                For the fiscal year ended
                                    December 31, 1995

                                           or


[ ] Transition Report to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]
For the transition period from -------to --------

                                 Commission File Number
                                        33-18089-A

                                   HICKORY HILLS, LTD.

          (Exact name of Registrant as specified in its charter)

      Tennessee                                  62-1336904
State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)        Identification Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500,Nashville, Tennessee  37205
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:(615)292-1040

Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class     Name of each exchange
                                                 on which
                                registered
                      None                        None

            Securities registered pursuant to Section 12(g) of the Act:
                          UNITS OF LIMITED PARTNERSHIP INTEREST
                                    (Title of Class)

         Indicate by check mark whether the Registrant (1)
has filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter
period that the Registrant was required to file such
reports), and (2) has been subject to such filing
requirements for at least the past 90 days.
                                         YES  X   NO

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                        [ X ]

         The aggregate sales price of the Units of Limited
Partnership Interest to non-affiliates was $1,800,000 as of January 31, 1996. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

Document Incorporated by Reference in Part I, II and IV:

Prospectus of Registrant, dated December 3, 1987 as filed pursuant to rule 424 (b) of the Securities and Exchange Commission.

                                         PART I
Item 1.  Business

         Hickory Hills, Ltd. ("Registrant"), is a Tennessee limited partnership organized on September 15, 1987 pursuant to the provisions of the Tennessee Uniform
Limited Partnership Act, Chapter 2, Title 61, Tennessee
Code Annotated, as amended.  The General Partner of
Registrant is 222 Hickory, Ltd., a Tennessee limited partnership. 222 Partners, Inc. is the general partner of 222 Hickory, Ltd.

         Registrant's primary business is to acquire, develop and dispose of certain undeveloped real properties located in Nashville, Davidson County, Tennessee and Hendersonville, Sumner County, Tennessee
(the "Properties"). Registrant's investment objectives are preservation of capital and capital appreciation through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale.

Financial Information About Industry Segments

         The Registrant's activity, investment in land, is within one industry segment and geographical area.
Therefore, financial data relating to the industry segment and geographical area is included in Item 6-
Selected Financial Data.

Narrative Description of Business

         The Registrant is holding for investment two properties in the metropolitan Nashville, Tennessee area. The Properties will be referred to respectively as the Nashville Property and the Hendersonville
Property in the remainder of this report.  The
Properties are held for resale.

         The Nashville Property is approximately 210 acres of partially developed land and is comprised of two main parcels located in northern Davidson County, Tennessee. During 1995, some grading work was done on the Property as required by the sale in 1995 and a contribution was made to the City toward the future improvements of Old Hickory Boulevard. All development was specific to the site sold. The General Partner has no plans for development of this Property except for what may be required by future sales.

         The Hendersonville Property is a residential subdivision on Old Hickory Lake in Hendersonville,
Tennessee (the "Harbortowne Development") with 243 lots, of which 63 lots remain unsold as of December 31, 1995. The Property is zoned as residential planned unit development. Roadways for the majority of the Property have been paved, and gas, water and sewer lines have been installed. The final phase of road and utility development is currently under construction and is expected to be complete in 1996. In 1991, the General Partner negotiated an exclusive option contract with Phillips Builders to purchase the remaining lots in Harbortowne Development. The contract requires minimum purchases and allows for price increases based on a time and quantity schedule.

Competition

Nashville Property

         There is a significant amount of competition for industrial/office distribution property in northern
Davidson County, near the airport and along Brick
Church Pike, south of the Property.

Hendersonville Property

         There is currently a limited amount of competition surrounding the Harbortowne Development. The
Registrant has an exclusive contract with Phillips
Builders, Inc. pursuant to which Phillips will build new homes in the $110,000 - $140,000 price range. The
Property is located one mile to the east of Highway 31-
E by-pass which provides excellent access to downtown
Nashville. The development offers landscaped home sites, gas heat, and other amenities such as a swimming pool, tennis courts, and clubhouse.

         The majority of the proceeds used to purchase the Property were from a $3,454,300 promissory note (the
"Lender Financing") maturing on December 31, 1997 to
Hickory Lenders, Ltd.(the "Lender"), an affiliated partnership sharing the same General Partner. The principal balance accrues interest at a simple interest rate of 10% per annum. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 55% of the "Net Revenues", if any. Net revenues, as defined by the Participating loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and Applicable Principal Balances; 2)accrued preferred return (12%) on the net offering proceeds of the Registrant: and 3) the Applicable Equity Balance.
The cumulative Applicable Principal balance due to the Lender is $1,247,573 and is payable from future sale proceeds, after all accrued interest is paid.

         The Registrant has no employees. Program management services are being provided under a contractual agreement with Landmark Realty Services
Corporation, an affiliate of the General Partner.


Item 2.  Properties

         As of December 31, 1995, Registrant owned two parcels of land in Tennessee, composed of 237 acres in Nashville (210 acres of which are saleable) and 63 residential lots in Hendersonville. See Item 1 above for more detailed description.

Item 3.  Legal Proceedings

         Registrant is not a party to, nor is any of Registrant's property the subject of, any legal proceedings.


Item 4.  Submission of Matters to a Vote of Security
Holders

         The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.


                                         PART II

Item 5.  Market for Registrant's Units of Limited
Partnership
           Interest and Related Security Holder Matters

         There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 1,800 Units of limited partnership interests. The offering of $1,800,000 was fully subscribed on December 3, 1988. As of February
29, 1996 there were 190  holders of record of the 1,800
Units of limited partnership interest.

         There were no distributions made to Unit holders during 1995. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than the obligations to Hickory Lenders, Ltd. with respect to the Lender Financing, as described below.

Item 6.  Selected Financial Data
                                      For the Year Ended
                                         December 31,

                           1995        1994       1993        1992      1991

Gain (Loss) on sales of land
  and improvements     $152,469    $12,801   $(248,684) $(211,038) $(61,541)
Net Loss               (260,709)  (405,133)   (688,006)  (661,750) (518,227)
Net Loss per Unit       (144.84)   (225.07)    (382.23)   (367.64)  (287.90)
Total Assets          3,357,454  3,592,621   3,941,564  4,763,775  5,184,920
Note Payable          3,454,300  3,454,300   3,454,300  3,454,300  3,454,300
    to Affiliate
Interest Payable      1,526,399  1,486,171   1,410,944  1,574,716  1,319,529
    to Affiliate

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Results of Operations


Sales

       The Registrant sold 38, 43, and 63 lots in 1995,
1994 and 1993, respectively, on the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $770,610, $763,000 and $1,063,000 in 1995, 1994 and 1993, respectively. The Registrant also sold 3.86 and 1.63 acres in 1995 and 1994, respectively, of the Nashville property for gross proceeds of $154,400 and $47,500. From these proceeds, $310,000, $275,000 and $514,000 in 1995, 1994 and 1993,
respectively, was paid to the Lender in interest and the remainder was retained for operations and development. The Applicable Principal Balance assigned to 1995, 1994 and 1993 sales is $316,860, $287,438 and
$359,100, respectively.  The cumulative Applicable
Principal Balance as of December 1995 is $1,247,573 and is payable from future sales after all accrued interest is paid.

Comparative Analysis

         Except for the fluctuations in sales described above, overall operations of the Registrant have not changed significantly during the last three years.

Liquidity

       At December 31, 1995 the Registrant has cash and cash equivalents of $595,186, of which $336,112 is restricted for future development, leaving an operating cash balance of approximately $259,074. This cash is expected to be sufficient to cover operating expenses and the infrastructure development currently underway. The Registrant has reserved cash of $43,750 to pay impact fees to the City of Hendersonville in the amount of $250 per lot sold. The impact fees will be used to improve Rockland Road. The fees will be paid to the city when the design work on the road begins.

       During 1995, the Registrant completed Phase III
development and began Phase IV of the Hendersonville
Property. Phase III cost approximately $300,000 and
opened up 30 lots which have all been sold.  Phase IV
is expected to cost approximately $275,000 and will
open up an additional 31 lots.   Phase V will begin
when Phase IV is completed for an estimated cost of $300,000. Preliminary planning and engineering work have begun on Phase V.

       Due to the nature of the Lender Financing, no interest or principal payments are due until the Properties, or portions thereof, are sold and cash is available, or December 31, 1997, whichever is earlier.
Accrued interest payable relating to such financing was approximately $1.5 million at December 31, 1995. The
Registrant made payments totalling $310,000 on the accrued interest from 1995 sale proceeds. The cumulative Applicable Principal Balance unpaid as of December 31, 1995, is $1,247,573 and is payable from future sale proceeds, after all accrued interest is paid.

       The Registrant has retained a portion of the sale proceeds for development of future phases and operations of the properties and did not use all sale proceeds to reduce accrued interest and applicable principal. The Registrant's and Lender's joint general partner believes that this use of sale proceeds was contemplated by the loan agreement. However, the loan agreement is ambiguous on this point; therefore, this treatment could constitute a default on the loan agreement. In such an event the Partnership is required to foreclose the loan and accelerate the amounts due. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement, nor are there any plans to do so.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of (Statement
121). It requires that long-lived assets that are to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. If quoted prices are not available, the estimated fair value is determined using the best information available. After implementation, any material impairments must be recorded to reflect an excess of the carrying amount over the estimated fair value.

Statement 121 is applicable for fiscal years beginning after December 15, 1995, and it will be implemented by the Registrant effective January 1, 1996.
Implementation of Statement 121 is not expected to have a material impact on the financial statements of the Registrant.


       Item 8.  Financial Statement and Supplementary Data

The Financial Statements required by Item 8 are filed at the end of this report.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

               None.


                                 PART III

Item 10.  Directors and Executive Officers of the
Registrant

       Registrant does not have any directors or officers.
222 Hickory, Ltd is the General Partner.  222 Partners,
Inc. is the general partner of the General Partner and, as such, has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners, Inc.

       222 Partners, Inc. was formed in September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D.
Ezell, and Michael A. Hartley.

       W. Gerald Ezell, age 65, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985,
Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts
Incorporated, a wholly owned subsidiary of Fidelity
Mutual Life Insurance Company.

       Steven D. Ezell, age 43, is the President and sole shareholder of 222 Partners, Inc. he has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York
City, most recently as Senior Vice President.  Steven
D. Ezell is the son of W. Gerald Ezell.

       Michael A. Hartley, age 36, serves as a
Secretary/Treasurer and Vice President of 222 Partners,
Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty
Services Corporation.  Prior to joining Landmark, Mr.
Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11.  Executive Compensation

       During 1995, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

       The General Partner does participate in the Profits, Losses, and Distributions of the Partnership as set forth in the Partnership Agreement.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management

(a)    Security ownership of certain beneficial owners

                           Name and              Amount and
          Title            Address of            Nature of      Percent
          of               Beneficial            Beneficial     of
          Class            Owner                 Ownership      Class

Limited Partnership        Michael A. Hartley    52.5 Units      2.92%
     Units                 Steven D. Ezell       52.5 Units      2.92%
                           4400 Harding Road     (Directly
                           Suite 500               owned)
                           Nashville, TN  37205   owned)

(b)    Security ownership of management

                           Name and              Amount and
          Title            Address of            Nature of      Percent
          of               Beneficial            Beneficial     of
          Class            Owner                 Ownership      Class

Limited Partnership        Michael A. Hartley    52.5 Units     2.92%
                           Steven D. Ezell       52.5 Units     2.92%
                                                 (Directly owned)

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transaction

       No affiliated entities have, during 1995, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates refer to Note 3 of the Financial Statements in Item 8.


       The Registrant borrowed $3,454,300 from Hickory
Lenders, Ltd., an affiliated partnership, in 1988 and accrued interest payable of $1,526,399 was recorded on such obligation as of December 31, 1995.

                                         PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K
                                                                  Page
       (a)     (1)      Financial Statements
               The following Financial Statements are
                   included herein:

               Independent Auditors' Report                       F-1

               Financial Statements
                 Balance Sheets                                   F-2
                 Statements of Operations                         F-3
                 Statements of Partners' Equity (Deficit)         F-4
                 Statements of Cash Flows                         F-5
                 Notes to Financial Statements                    F-6

               (2)      Financial Statement Schedules

              Additional financial information furnished pursuant to the requirements of Form 10-K:

              Financial Statement Schedules -

              Independent Auditors' Report on Schedules           S-1

              Schedule XI -  Real Estate and Accumulated
                        Depreciation                              S-2

       All other Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

               (3)      Exhibits

                        3       Amended and Restated Certificate
                                and Agreement of Limited
                                Partnership, incorporated by
                                reference to Exhibit A2 to the
                                Prospectus of Registrant dated
                                December 3, 1987 filed pursuant to
                                Rule 424(b) of the Securities and
                                Exchange Commission.

                        10A     Loan Agreement by and among Hickory
                                Hills, Ltd. and Hickory Lenders,
                                Ltd., incorporated by reference to
                                Exhibit 10.1 to Registrant's Form
                                S-18 Registration Statement as
                                filed on  October 23, 1987.

                        10B     Deed of Trust and Security
                                Agreement by and among Hickory
                                Lenders, Ltd. and the Registrant,
                                incorporated by reference to
                                Exhibit 10.2 of the Registrant's
                                Form S-18 Registration Statement as
                                filed on October 23, 1987.

                        10C     Promissory Note of Hickory Hills,
                                Ltd. to Hickory Lenders, Ltd.,
                                incorporated by reference to
                                Exhibit 10.3 to  Registrant's Form
                                S-18 Registration Statement as
                                filed on October 23, 1987.

                        22      Subsidiaries-Registrant has no
                                subsidiaries.

                        27      Financial Data Schedule

       (b) No reports on Form 8-K have been filed during the last quarter of 1995.

                                       SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           HICKORY HILLS, LTD.

                                            By:     222 Hickory, Ltd.
                                                    General Partner

                                            By:     222 Partners, Inc.
                                                    General Partner



DATE:   March 29, 1996                      By:     /s/Steven D. Ezell
                                                    President and Director



DATE:   March 29, 1996                      By:     /s/Michael A. Hartley
                                                    Vice-President and
                                                    Director

       Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                          HICKORY HILLS, LTD.

                                             By:     222 Hickory, Ltd.
                                                     General Partner

                                             By:     222 Partners, Inc.
                                                     General Partner



DATE:   March 29, 1996                       By:     /s/Steven D. Ezell
                                                     President and Director



DATE:   March 29, 1996                       By:     /s/Michael A. Hartley
                                                     Vice President and
                                                     Director





       Supplemental Information to be Furnished with Reports filed Pursuant to Section 15(d) of the Act by Registrant Which Have Not Registered Securities
Pursuant to Section 12 of the Act:

       No annual report or proxy material has been sent to security holders.

               Independent Auditors' Report
               ____________________________


The Partners
Hickory Hills, Ltd.:


We have audited the accompanying balance sheets of Hickory Hills, Ltd.
(a limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Hills, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 7, the Partnership adopted in 1995 the provisions of Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments.



                                               KPMG Peat Marwick LLP


Nashville, Tennessee
January 19, 1996

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

                      Balance Sheets

                December 31, 1995 and 1994




       Assets                            1995        1994
       ______                           _____       _____
Cash and cash equivalents (note 5)   $259,074     132,479
Restricted cash (note 2)              336,112     254,851
Land and improvements held for
  investment (notes 4 and 5)        2,740,975   3,204,826
Other assets                           21,293         465
                                     ________    ________
       Total assets                $3,357,454   3,592,621
                                     ________    ________
                                     ________    ________

       Liabilities and Partners' Deficit
       _________________________________
Note payable to affiliate (note 5)  3,454,300   3,454,300
Accrued interest payable to
  affiliate (note 5)                1,526,399   1,486,171
Accrued property taxes                  9,855      35,441
Other accrued expenses                 47,100      36,200
                                     ________    ________
       Total liabilities            5,037,654   5,012,112

Partners' deficit                  (1,680,200) (1,419,491)
                                     ________    ________
Commitments and contingencies
  (notes 5, 6 and 7)

       Total liabilities
         and partners' deficit     $3,357,454   3,592,621
                                     ________    ________
                                     ________    ________









See accompanying notes to financial statements.

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

                 Statements of Operations

       Years ended December 31, 1995, 1994 and 1993




                                 1995      1994      1993
                                 ____      ____      ____
Income:
  Sale proceeds              $925,010   810,500  1,063,345
  Cost of land and
       improvements sold     (707,893) (743,616)(1,194,648)
  Selling expenses (note 3)   (64,648)  (54,083)  (117,381)
                              _______   _______    _______
            Income (loss) on sales
                 of land and
                 improvements 152,469    12,801   (248,684)

  Interest income              24,238    15,419      3,049
  Miscellaneous income           -           22      3,400
                              _______   _______    _______
            Income (loss)
              before expenses 176,707    28,242   (242,235)
                              _______   _______    _______
Expenses:
  Program management
       fee (note 3)             3,000     3,000     3,000
  Legal and accounting
       (note 3)                12,925    11,682     8,342
  General and administrative    8,381     6,753     3,765
  Property tax expense         39,683    35,623    45,318
  Land maintenance fees        23,199    26,090    34,802
  Interest expense
       (notes 3 and 5)        350,228   350,227   350,228
  Amortization                   -         -          316
                              _______   _______   _______
            Total expenses    437,416   433,375   445,771
                              _______   _______   _______
            Net loss        $(260,709) (405,133) (688,006)
                              _______   _______   _______
                              _______   _______   _______
  Net loss per unit          $(144.84)  (225.07)  (382.23)
                              _______   _______   _______
                              _______   _______   _______




See accompanying notes to financial statements.

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

              Statements of Partners' Deficit

       Years ended December 31, 1995, 1994 and 1993




                              Limited   General
                             partners   partner     Total
                              _______   _______     _____
Partners' deficit,
  December 31, 1992        $(307,415)  (18,937)  (326,352)

       Net loss             (681,126)   (6,880)  (688,006)
                            _________    ______  ________
Partners' deficit,
  December 31, 1993         (988,541)  (25,817)(1,014,358)

       Net loss             (401,082)   (4,051)  (405,133)
                            _________    ______ _________

Partners' deficit,
  December 31, 1994       (1,389,623)  (29,868)(1,419,491)

       Net loss             (258,102)   (2,607)  (260,709)
                            _________   _______  _________
Partners' deficit,
  December 31, 1995      $(1,647,725)  (32,475)(1,680,200)
                            _________   _______ _________
                            _________   _______ _________










See accompanying notes to financial statements.

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

                 Statements of Cash Flows

       Years ended December 31, 1995, 1994 and 1993

                                 1995      1994      1993
                                 ____      ____      ____
Cash flows from operating activities:
  Net loss                 $(260,709)  (405,133) (688,006)
  Adjustments to reconcile net
    loss to net cash (used)
    provided by operating
    activities:
       Amortization               -       -           316
       Cost of land sold     707,893    743,616 1,194,648
       Cost of land
         improvements       (244,042)  (400,576)  (60,058)
       Increase in restricted
         cash                (81,261)  (254,851)      -
       (Increase) decrease in
         other assets        (20,828)      (192)        12
       Increase (decrease) in
         accrued interest
         payable to affiliate 40,228     75,227   (163,772)
       (Decrease) increase in
         accrued property
         taxes               (25,586)    (1,862)     8,539
       Increase (decrease) in
         other accrued
         expenses             10,900    (17,175)    21,028
                              _______   _______    _______
         Total adjustments    387,304   144,187  1,000,713
                              _______   _______    _______
         Net cash provided
            (used) by operating
            activities        126,595  (260,946)   312,707
                              _______   _______    _______
         Net increase (decrease)
            in cash and cash
            equivalents       126,595  (260,946)   312,707

Cash and cash equivalents
  at beginning of year        132,479   393,425     80,718
                              _______   _______    _______
Cash and cash equivalents
  at end of year             $259,074   132,479    393,425
                             ========   =======    =======

Supplemental Disclosures of Cash Flow Information:

Cash paid during the year
  for interest               $310,000    275,000   514,000
                             ========    =======  ========

See accompanying notes to financial statements.

                   HICKORY HILLS, LTD.
                  (A Limited Partnership)

               Notes to Financial Statements

                December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies
  (a)  Organization
       ____________
       Hickory Hills, Ltd. (the Partnership) is a Tennessee limited partnership organized on September 15, 1987, to acquire three tracts of undeveloped land located in the Nashville metropolitan and Hendersonville, Tennessee areas. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. (see note 7).

  (b)  Income Taxes
       ____________
       The Partnership prepares financial statements and Federal income tax returns on the accrual method and includes only those assets, liabilities and results of operations which relate to the business of the Partnership. No provision has or will be made for Federal or state income taxes since such taxes are the personal responsibility of the partners.

  (c)  Land and Land Improvements
       __________________________
       Land is recorded at cost and includes two tracts of undeveloped land representing approximately 237 and 241 acres at December 31, 1995 and 1994, respectively. Of these amounts, management believes that 210 and 213 acres are sellable at December 31, 1995 and 1994, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 63 and 102 lots remaining at December 31, 1995 and 1994, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest and property taxes are charged to expense once development is substantially complete. Land improvement costs include development costs expended subsequent to the acquisition of a tract.

  (d)  Partnership Allocations
       _____________________
       Net earnings, losses, and distributions of cash flow of the Partnership are allocated among the limited and general partners, in accordance with the agreement of the limited partnership.
(Continued)

                    HICKORY HILLS, LTD.
                  (A Limited Partnership)

               Notes to Financial Statements

  (e)  Cash and Cash Equivalents
       ________________________
       The Partnership considers all short-term investments with original maturities of three months or less to be cash equivalents. At December 31, 1995 and 1994, the management of the Partnership has reserved cash balances of $43,750 and $34,250, respectively, for payment of impact fees.

       Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

  (f)  Estimates
       _________
       Management of the Partnership has made estimates and assumptions to prepare these financial statements. Actual results could differ from those estimates.

  (g)  Reclassifications
       _______________
       Certain prior year amounts have been reclassified to conform with current year presentation.

(2)    Restricted Cash
       ______________
       At December 31, 1995 and 1994, the Partnership has restricted cash balances of $336,112 and $254,851, respectively, to be used to fund property improvements, consisting of road and utility work.

(3)    Related Party Transactions
       ________________________
       The General Partner and its affiliates have been actively involved in managing the property. Affiliates of the General Partner receive fees and commissions for performing certain services. Expenses incurred for these services during 1995, 1994 and 1993 are as follows:

                                 1995      1994      1993
                                 ____      ____      ____
  Accounting fees              $1,500     1,500     1,500
       Program management fee   3,000     3,000     3,000
       Real estate commissions 23,694    24,315    31,891
       Interest expense       350,228   350,227   350,228
                               ______    ______    ______
                               ______    ______    ______
(Continued)

                                HICKORY HILLS, LTD.
                              (A Limited Partnership)

                           Notes to Financial Statements

(4)    Land and Improvements Held for Investment
       ________________________________________
       The components of land held for investment at December 31, are as follows:

                                 1995      1994
                                _____     _____
       Land                $1,955,823 2,271,576
       Land improvements      785,152   933,250
                             ________  ________
                           $2,740,975 3,204,826
                            ========= =========

The aggregate cost for federal income tax purposes was $2,740,975 and $3,808,688 at December 31, 1995 and 1994, respectively.

(5)    Note Payable to Affiliate
       ______________________
       The note payable to affiliate represents a $3,454,300 long-term note payable to Hickory Lenders, Ltd. (the Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 10% plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the land held for investment and by a security interest in any cash reserves or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 1997.

       The Partnership has retained a portion of the net proceeds from sales in the past and for the year ending December 31, 1995, without paying the applicable principal balance or accrued interest to the Lender. The cumulative principal balance payable to the Lender is $1,247,573 and $930,713 at December 31, 1995 and 1994, respectively. The Partnership's and Lender's joint general partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the loan agreement. However, the loan agreement does not explicitly authorize this use of funds; therefore, this treatment could constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan and accelerate the amounts due. To date, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

(Continued)

                   HICKORY HILLS, LTD.
                  (A Limited Partnership)

               Notes to Financial Statements


(6)    Commitments
       ____________
       The Partnership has granted an exclusive option to a home builder to purchase all remaining lots in the Harbortowne Subdivision in accordance with a specified takedown and pricing schedule. Through May 28, 1994, the Partnership was committed to sell lots for $17,500 per lot. After May 28, 1994, the lot price increased to $19,500. As of May 28, 1995, the lot price increased $1,000 to $20,500 per lot. The lot price increased another $1,000 to $21,500 per lot on November 28, 1995. After May 28, 1996, the lot price will be increased to $23,500, with a $2,000 increase annually thereafter.

(7)    General Partner Bankruptcy
       ________________________
       On February 25, 1991, W. Gerald Ezell, a former general partner of 222 Hickory, Ltd., elected to file for reorganization under Chapter 11 of the United States
       Bankruptcy Code. This election is designed to allow Mr. Ezell to satisfy his personal creditors in an orderly manner. The filing has no impact on the legal standing of the Partnership.

       On April 6, 1994, Mr. Ezell sold his general partnership interest in 222 Hickory, Ltd. in accordance with bankruptcy court approved plan to liquidate his assets and satisfy his creditors. In accordance with the partnership agreement, Mr. Ezell's interest in 222 Hickory, Ltd. was converted into a special limited partnership interest, and his general partner responsibilities were transferred to 222 Partners, Inc., the remaining general partner. W. Gerald Ezell remains on the Board of 222 Partners, Inc.

(8)    Fair Value of Financial Instruments
       _______________________________
       At December 31, 1995, the Partnership had financial instruments including cash and cash equivalents of $259,074, restricted cash of $336,112, accrued interest payable of $1,526,399, accrued liabilities of $56,955, and a note payable of $3,454,300. The carrying amounts of cash and cash equivalents, restricted cash, and accrued liabilities approximate their fair values because of the short maturity of those financial instruments.

       The determination of the estimated fair values of the note payable and the related accrued interest payable was not practicable as the note agreement does not provide for a predictable cash payment stream.

               Independent Auditors' Report
               _____________________________




The Partners
Hickory Hills, Ltd.:


Under date of January 19, 1996, we reported on the balance sheets of Hickory Hills, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1995. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                           KPMG Peat Marwick LLP


Nashville, Tennessee
January 19, 1996

                        Schedule XI

                   HICKORY HILLS, LTD.
                  (A Limited Partnership)

         Real Estate and Accumulated Depreciation

                     December 31, 1995



                                       Initial cost to Partnership

                                                  Building and
  Description           Encumbrances        Land  improvements

237 acres of land in
Davidson County, Tennessee
and 63 residential lots in
Sumner County, Tennessee   $3,454,300  3,238,929      -







                                 1995      1994       1993

(1) Balance at beginning      $3,204,826 3,547,866   4,682,456
     of Period
  Additions during period:
     Improvements                244,042   400,576      59,008
                                   -          -          1,050
                                --------  --------    --------
                                 244,042   400,576      60,058
                                --------  --------    --------
  Deductions during period:
     Cost of real estate sold    707,893   743,616   1,194,648

                                --------  --------    --------
                                 707,893   743,616   1,194,648
                                --------  --------    --------
  Balance at end of period    $2,740,975 3,204,826   3,547,866
                               ========= ==========  =========


(2) Aggregate cost for
  Federal income tax purposes $2,740,975  3,808,688  3,874,532
                                ========   ========   ========






See accompanying independent auditors' report.

                           Schedule XI

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1995










       Cost                          Gross
capitalized subsequent       amount at which carried
  to acquisition               at close of period (1)(2)
                                   Building &
 Improve-   Carrying                  improve-
  ments      costs             Land     ments    Total


2,426,259  588,834          1,955,823  785,152   2,740,975

                           Schedule XI

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

            Real Estate and Accumulated Depreciation

                        December 31, 1995








      Accumulated         Date of           Date
     depreciation*     construction       acquired


           -         5/15/89-12/31/95    9/17/87-11/2/87




*Life on which depreciation in latest income statement is computed is not applicable.

                         Exhibits filed pursuant to Item 14(a)(3)



                        MOORE'S LANE PROPERTIES, LTD.
                       (A Tennessee Limited Partnership)



                                  Exhibit Index



                     Exhibit

                        3       Amended and Restated Certificate
                                and Agreement of Limited
                                Partnership, incorporated by
                                reference to Exhibit A2 to the
                                Prospectus of Registrant dated
                                December 3, 1987 filed pursuant to
                                Rule 424(b) of the Securities and
                                Exchange Commission.

                        10A     Loan Agreement by and among Hickory
                                Hills, Ltd. and Hickory Lenders,
                                Ltd., incorporated by reference to
                                Exhibit 10.1 to Registrant's Form
                                S-18 Registration Statement as
                                filed on  October 23, 1987.

                        10B     Deed of Trust and Security
                                Agreement by and among Hickory
                                Lenders, Ltd. and the Registrant,
                                incorporated by reference to
                                Exhibit 10.2 of the Registrant's
                                Form S-18 Registration Statement as
                                filed on October 23, 1987.

                        10C     Promissory Note of Hickory Hills,
                                Ltd. to Hickory Lenders, Ltd.,
                                incorporated by reference to
                                Exhibit 10.3 to  Registrant's Form
                                S-18 Registration Statement as
                                filed on October 23, 1987.

                        22      Subsidiaries-Registrant has no
                                subsidiaries.

                        27      Financial Data Schedule