Form 10-Q
period 1996-03-31
HICKORY HILLS LTD
filed 1996-05-13
CIK 824481

  FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934


                      UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549



                        FORM 10-Q

                       (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1996

                           or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________ to _________

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


                  FINANCIAL STATEMENTS
        For The Three Months Ended March 31, 1996


                          INDEX



    Financial Statements:

       Balance Sheets                        3
       Statements of Operations              4
       Statements of Cash Flows              5
       Notes to Financial Statements         6



                         HICKORY HILLS, LTD.
                       <A Limited Partnership)

                           BALANCE SHEETS
                             (Unaudited)


                                 March 31,   December 31,
                                   1996          1995
                                 ---------     ----------

               ASSETS

CASH                             $ 236,837     $  259,074

RESTRICTED CASH                    340,022        336,112

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT                 2,725,156      2,740,975

OTHER ASSETS                           280         21,293

         Total Assets           $3,302,295   $  3,357,454
                                ==========     ==========



                  LIABILITIES AND PARTNERS' EQUITY


Accrued Interest Payable        $1,493,716     $1,526,399

Accrued Property Taxes               -              9,855

Note Payable to Affiliate        3,454,300      3,454,300

Other Accrued Expenses              54,750         47,100

Partners' Deficit              (1,700,471)    (1,680,200)

    Total Liabilities &
    Partners' Deficit           $3,302,295    $ 3,357,454
                                ==========    ===========




                 See notes to financial statements.
/TABLE


                         HICKORY HILLS, LTD.
                       (A Limited Partnership)

                      STATEMENTS OF OPERATIONS
                             (Unaudited)



                                          Quarter and
                                      Year to Date Ending
                                            MARCH 31,
                                    _____________________
                                      1996           1995
                                      ____           ____
REVENUE:

    Land Sales
         Sale Proceeds          $ 365,500      $  58,500
         Cost of Land Sold       (258,179)       (47,642)
         Closing Costs            (23,893)        (3,459)
         Gain(Loss) on Sale
               of Land             83,428          7,399
         Interest Income            3,910          1,267

               Total Revenue    $  87,338      $   8,666


EXPENSES:

    Management Fees                   750            750
    Legal & Accounting Fees         9,377         10,200
    General & Admin. Expenses       3,392          1,745
    Land Maintenance Fees           6,773         16,029
    Interest Expense               87,317         86,358

               Total Expenses   $ 107,609     $  115,082


NET LOSS                        $ (20,271)    $ (106,416)






                  See notes to financial statements

                         HICKORY HILLS, LTD.
                       (A Limited Partnership)

                      STATEMENTS OF CASH FLOWS
                             (Unaudited)
                                               Year-to-date
                                                 MARCH 31,
                                           1996            1995
Cash Flows from
Operating Activities:

  Net Income                         $ (20,271)      $(106,416)

  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:

   Interest Payments made
         on Note Payable              (120,000)             -
   Increase in Accrued
         Interest Payable               87,317          86,358
   Change in Accrued
         Property Taxes                 (9,855)        (35,441)
   Gain on Sale of Land                (83,428)         (7,399)
   Increase in Accrued Exp.              7,650           1,430
   Increase in Restricted
         Cash                           (3,910)             -
   Decrease in other assets              21,013             -

   Total Adjustments                  (101,213)         44,948

   Net Cash used in
    Operating Activities              (121,484)        (61,468)

Cash Flows from Investing Activities:

  Proceeds from Land Sale              341,607          55,041
  Cost of Land Improvements           (242,360)        (16,914)

  Net Cash provided by
   Investing Activities                 99,247           38,127

   Net Decrease in Cash
    and Cash Equivalents               (22,237)        (23,341)

CASH AT JANUARY 1,                      259,074         387,330

CASH AT MARCH 31,                     $ 236,837       $ 363,989
                                       ========        ========

                 See notes to financial statements.

/TABLE

                   HICKORY HILLS, LTD.
                 (A Limited Partnership)

              NOTES TO FINANCIAL STATEMENTS

        For the Three Months Ended March 31, 1996
                       (Unaudited)


A.ACCOUNTING POLICIES

  The  unaudited  financial statements presented herein
  have been prepared in accordance  with  the
  instructions to Form 10-Q and do  not  include  all
  of  the information and note disclosures required  by
  generally accepted accounting principles.   These
  statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
  December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the year ending
  December 31, 1996.

B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                         1996            1995
                                       ________        ________
   Management Fees                      $   750          $  750
   Real Estate Brokerage
         Commission                      10,965           1,755
   Accounting Fees                          300             300



Item 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31,
1996.

During the first quarter of 1996, the Registrant sold
17 lots at the Hendersonville Property for $21,500 per lot. From these sales proceeds, $120,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.
Overall operations of the Registrant are comparable to prior quarters with the exception of Land Maintenance
Fees. In 1995, the Registrant made a $8,950 association dues payment covering two years. Therefore there is no association dues expense for 1996.

FINANCIAL CONDITION

DEVELOPMENT

Phase IV development of the Hendersonville Property began in 1995. The development is expected to cost approximately $275,000 and will open up an additional
31 lots. $266,000 has been spent to date. Phase V of the Hendersonville Property development, the final phase, began during this quarter. It is expected to have a total cost of $300,000 and should open up 45 lots. The development in both phase IV and V includes road and utility work. With the completion of Phase V, all development will be complete and roads will extend from Rockland Road through the Property to Old Hickory
Lake.

LIQUIDITY

As of April 30, 1996 the Registrant had approximately
$153,485 in cash reserves. These funds are expected to be sufficient through 1996.

               PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)     Exhibits

          Exhibit 27 - Financial Data Schedule for the first quarter of 1996.



  (b)     No 8-K's have been filed during this quarter.

                       SIGNATURES



Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934,  the  Registrant  has duly
caused  this  report  to  be signed  on  its  behalf
by  the  undersigned,   thereunto  duly authorized.


                               HICKORY HILLS, LTD.

                               By:  222 HICKORY, LTD.
                                    General Partner


                               By:  222 PARTNERS, INC.
                                    General Partner



Date:     May 13, 1996           By:/s/ Steven D. Ezell
                                 ___________________
                                 President



Date:     May 13, 1996         By:/s/ Michael A. Hartley
                                 ______________________
                                 Secretary/Treasurer