Form 10-Q
period 1996-06-30
HICKORY HILLS LTD
filed 1996-08-14
CIK 824481

    FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

                                FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended June 30, 1996
                                         or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

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


                 FINANCIAL STATEMENTS
        For The Six Months Ended June 30, 1996


                         INDEX



          Financial Statements:

          Consolidated Balance Sheets              3
          Consolidated Statements of Operations    4
          Consolidated Statements of Cash Flows    5
          Notes to Financial Statements            6



                  HICKORY HILLS, LTD.
                (A Limited Partnership)

              CONSOLIDATED BALANCE SHEETS
                      (Unaudited)

                         June 30,     December 31,
                           1996           1995
                       -------------  -------------

                        ASSETS

CASH                     $ 159,141     $  259,074
ESCROW DEPOSITS
 - Restricted              325,482        336,112
LAND & IMPROVEMENTS HELD
  FOR INVESTMENT         2,802,269      2,740,975
OTHER ASSETS                   280         21,293

          Total Assets   3,287,172     $3,357,454
                         =========     ==========


                       LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST PAYABLE 1,581,033    $ 1,526,399
ACCRUED PROPERTY TAXES        -             9,855
NOTE PAYABLE
   TO AFFILIATE          3,454,300      3,454,300
OTHER ACCRUED EXPENSES      45,750         47,100
PARTNERS' DEFICIT      (1,793,911)    (1,680,200)

   Total Liabilities &
   Partners' Deficit   $ 3,287,172    $ 3,357,454
                       ===========    ===========



                      See notes to financial statements.
/TABLE


                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           <Unaudited)




                         Quarter to Date       Year to Date
                                    Ending June 30,
                        -------------------------------------
                          1996      1995      1996      1995

REVENUE:

Land Sales

Sale Proceeds               -  $117,000   365,500   175,500
Cost of Land Sold           -   (86,087) (258,179) (133,729)
Closing Costs               -    (6,526)  (23,893)   (9,985)

Gain(Loss) on Sale of Land  -    24,387    83,428    31,786

Interest Income          9,034    8,548    12,944     9,815

          Total Revenue  9,034   32,935    96,372    41,601


EXPENSES:

Management Fees           750       750     1,500     1,500
Legal & Accounting Fees 3,606     1,193    12,982    11,393
General & Admin. Exp    3,680     3,294     5,180     5,040
Land Maint. Fees        7,590     3,084    15,787    13,498
Interest Expense       87,317    87,317   174,634   173,675

   Total Expenses     102,943    95,638   210,083   205,106

NET INCOME (LOSS)     (93,909)  (62,703) (113,711) (163,505)



                       See notes to financial statements

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                    Year-to-date
                                      JUNE 30,
                             __________________________
                               1996             1995
                               ____             ____
Cash Flows from
Operating Activities:
  Net Loss                 $ (113,711)       $(163,505)
  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:
        Interest payments
          made on Note Pay.  (120,000)             -
        Increase in Accrued
          Interest Payable    174,634          173,675
        Change in Accrued
          Property Taxes       (9,855)         (35,441)
        (Gain)Loss on
            Sale of Land      (83,428)         (31,786)
        Change in Other Assets 21,013           (5,615)
        Change in Accrued Exp. (1,350)           2,302
        Change in Escrow Dep.  10,630              -

        Total Adjustments      (8,356)         103,135

        Net Cash (used in)provided by
        Operating Activities (122,067)         (60,370)

Cash Flows from Investing Activities:

  Proceeds from Land Sale     341,607          165,515
  Cost of Land Improvements  (319,473)         (25,957)

  Net Cash provided by
  Investing Activities         22,134          139,558

          Net Increase in Cash
          and Cash Equivalents(99,933)          79,188

CASH AT JANUARY 1,            259,074          387,330

CASH AT JUNE 30,              159,141         $466,518
                              ========         ========

                      See notes to financial statements.
/TABLE

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1996
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures
  required  by  generally accepted accounting principles.   These
  statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The  results of operations for the six
  month period ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


B.RELATED PARTY TRANSACTIONS

  The  General  Partner  and  its  affiliates have been actively
  involved in managing the Partnership's operations.   Compensation
earned  for these services in the first six months were as follows:

                                  1996             1995
                                  ----             ----
          Management Fees        1,500            1,500
          Real Estate Brokerage
            Commission          10,965            5,265
          Accounting Fees        1,300            1,200



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

There were no sales during the second quarter of 1996. During the first quarter of 1996, the Registrant sold 17 lots at the Hendersonville Property for $21,500 per lot. From these sales proceeds, $120,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses. Overall operations of the Registrant are comparable to prior quarters with the exception of sales. The fluctuation in sales is due to the number of lots sold, 17 in 1996 and 9 in 1995 and the increase in price from $19,500 in 1995 to $21,500 in 1996.

FINANCIAL CONDITION

DEVELOPMENT

Phase IV development of the Hendersonville Property began in 1995. The development is expected to cost approximately $275,000 and will open up an additional 31 lots. $266,000 has been spent to date. Phase V of the Hendersonville Property development, the final phase, began during this quarter. It is expected to have a total cost of $300,000 and should open up 45 lots. $200,000 has been spent to date. The development in both phase IV and V includes road and utility work. With the completion of Phase V, all development will be complete and roads will extend from Rockland Road through the Property to Old Hickory Lake.

LIQUIDITY

As of July 31, 1996 the Registrant had approximately $320,708 in cash reserves. These funds are expected to be sufficient through 1996.

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


                                    HICKORY HILLS, LTD.

                                    By:   222 HICKORY, LTD.
                                          General Partner


                                          By:222 PARTNERS, INC.
                                             General Partner



Date:  August 14, 1996                    By:/s/ Steven D. Ezell
                                              President



Date:  August 14, 1996                    By:/s/ Michael A. Hartley
                                               Secretary/Treasurer