Form 10-Q
period 1996-09-30
HICKORY HILLS LTD
filed 1996-11-14
CIK 824481

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

                       September 30, 1996

                                         or
[  ]  Transition Report Pursuant to Section 13 or 15(d) of the
Securities
Exchange Act of 1934
For the transition period from __________ to _______________

              Commission File Number: 33-11396-A

                    LMR LAND COMPANY, LTD.
    (Exact name of Registrant as specified in its charter)

      Tennessee                         62-1299384
 (State or other jurisdiction of     (I.R.S. Employer
 incorporation or organization)       Identification)

   4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office) (Zip Code)

                                  (615)  292-1040
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


                                 YES    X     NO  ___

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS


                              LMR LAND COMPANY, LTD.
                       (A Tennessee Limited Partnership)


                             FINANCIAL STATEMENTS
                 For The Nine Months Ended September 30, 1996


                                     INDEX



        Financial Statements:

              Balance Sheets                        3
              Statements of Operations              4
              Statements of Cash Flows              5
              Notes to Financial Statements         6



                    LMR LAND COMPANY, LTD.
                    (A Limited Partnership)

                        BALANCE SHEETS
                          (Unaudited)



                                  September 30,  December 31,
                                      1996           1995
                                  -------------  -------------

                            ASSETS

CASH                                $  535,095   $    484,893

RECEIVABLE FROM AFFILIATE               40,628         40,628

LAND HELD FOR INVESTMENT             3,875,411      3,974,437

            Total Assets            $4,451,134   $  4,499,958
                                    ==========     ==========



               LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE                    $   15,146    $    15,078

ACCRUED PROPERTY TAXES                  31,901         20,278

DEPOSITS ON LAND SALE CONTRACTS           -           100,000

PARTNERS' EQUITY                     4,404,087      4,364,602

Total Liabilities & Partners' Equity$4,451,134   $  4,499,958
                                    ==========     ==========






                      See notes to financial statements.



/TABLE

                    LMR LAND COMPANY, LTD.
                    (A Limited Partnership)

                   STATEMENTS OF OPERATIONS
                          (Unaudited)


                      Quarter Ending         Year to Date Ending
                       SEPTEMBER 30,            SEPTEMBER 30,
                   _____________________     __________________

                      1996       1995          1996       1995
                       ____      ____          _____      _____


REVENUE:

Land Sales
Sale Proceeds       $ 93,800      -         93,800         -
Cost of Land Sold    (87,546)     -        (87,546)        -
Closing Costs         (5,785)     -         (5,785)        -

Gain on Sale             469      -            469         -

Interest                 112      -         11,866    13,118
Miscellaneous          5,585      250        5,585    30,972
Expired Land Option     -         -        100,000      -

Total Revenue          6,166      250      117,920    44,090

EXPENSES:

Property Taxes        32,244   31,326        32,786   31,598
Management Fees        3,500    3,500        10,500   10,500
Legal & Accounting Fees  400      923        17,695   16,473
Administation Exp       -       2,188         2,302    3,079
Land Maintenace Exp    6,168    2,268        15,152   11,124

Total Expenses        42,312   40,205        78,435   72,774

NET INCOME(LOSS)     (36,146) (39,955)       39,485 (28,684)



                       See notes to financial statements

       5,


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                           Year-to-date
                                           SEPTEMBER 30,
                                    __________________________
                                        1996           1995
                                        ____           ____
Cash Flows from Operating Activities:

Net Income                           $ 39,485     $ (28,684)
Adjustments to reconcile Net Income
to Net Cash used in Operating Activities:
Change in Accounts Payable                 68          (620)
Change in Accrued Property Taxes       11,623       (21,112)
Increase in Deposits                 (100,000)        77,500
Gain on Land Sale                        (469)             -
Change in Receivable                     -             1,849

Total Adjustments                     (88,778)        57,617

Net Cash provided by (used
in) Operating Activities              (49,293)        28,933

Cash Flows from Investing Activities:

Proceeds from Land Sale                88,015             -
Land Improvements                      (8,520)            -
Refund of Bond money                   20,000

Net Cash provided by
Investing Activities                   99,495             -

Net increase/decrease in Cash
and Cash Equivalents                   50,202         28,933

CASH AT JANUARY 1,                    484,893        484,714

CASH AT SEPTEMBER 30,                 535,095     $  513,647
                                      ========      ========


                      See notes to financial statements.


                     LMR LAND COMPANY, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

          For the Nine Months Ended September 30, 1996
                           (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures
required  by generally accepted accounting  principles.   These
statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10- K for the year ended December 31, 1995. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations.
The results of operations for the nine month period ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
Compensation earned for these services in the first nine months were as follows:

                                     1996            1995
                                   ________        ________
Management Fees                      $  10,500       $10,500
Accounting Fees                          2,100         2,000



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

During the third quarter of 1996 the Registrant sold approximately 6.6 acres of the Lebanon Property. During the second quarter of 1996, the sale contract for the entire Macon Property expired. The $100,000 in non-refundable earnest money was reclassified to reflect Expired option money revenue. During the second quarter of 1995, the Registrant received a $30,722 refund of excess construction escrow funds related to the sale of the Roanoke Property in 1993. This receipt reduces the cost of land sold for the 1993 sale transaction and is therefore reflected as revenue in 1995.

Overall operations of the Registrant have not changed significantly from prior quarters.

FINANCIAL CONDITION

DEVELOPMENT

The City of Lebanon completed the road through the Registrant's
Lebanon Property. This road provides access to approximately 40 acres of land and opens them up for sale.

There is currently no development on the Macon Property.

LIQUIDITY

At October 31, 1996, the Registrant had approximately $516,054 in cash reserves. These funds are expected to be sufficient through 1997.

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


                             LMR LAND COMPANY, LTD.

                             By: 222 LMR, LTD.
                                 General Partner


                                 By: 222 PARTNERS, INC.
                                     General Partner



Date: November 14, 1996              By:/s/ Steven D. Ezell
                                     ___________________
                                     Steven D. Ezell
                                     President



Date: November 14, 1996              By:/s/ Michael A. Hartley
                                     ______________________
                                     Michael A. Hartley
                                     Secretary/Treasurer