Form 10-Q/A
period 1996-09-30
HICKORY HILLS LTD
filed 1996-11-19
CIK 824481

        FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                              UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549



                                FORM 10-Q/A



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

   4400 Harding Road, Suite 500, Nashville, Tennessee 37205
(Address of principal executive office)(Zip Code)

                        (615)  292-1040
     (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filedall reports required to be filed by Section 13 or 15(d) of theSecurities Exchange Act of 1934 during the preceding 12 months (orfor such shorter period that the Registrant was required to filesuch reports),and (2) has been subject to such filing requirementsfor at least the past 90 days.

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
                        BALANCE SHEETS
                          (Unaudited)


                              September 30,      December 31,
                                  1996               1995
                              -------------      ------------

                            ASSETS

CASH                          $   149,321      $    259,074

ESCROW DEPOSITS - Restricted      330,799           336,112

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT                2,654,777         2,740,975

OTHER ASSETS                          280            21,293

            Total Assets      $ 3,135,177      $  3,357,454
                             ============       ===========



                       LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST PAYABLE      $ 1,388,350       $ 1,526,399

ACCRUED PROPERTY TAXES              -                 9,855

NOTE PAYABLE TO AFFILIATE       3,454,300         3,454,300

OTHER ACCRUED EXPENSES             51,600            47,100

PARTNERS' DEFICIT             (1,759,073)       (1,680,200)

   Total Liabilities &
    Partners' Deficit         $ 3,135,177         3,357,454
                              ===========       ===========


                      See notes to financial statements.



/TABLE


                      HICKORY HILLS, LTD.
                    (A Limited Partnership)

                   STATEMENTS OF OPERATIONS
                          (Unaudited)




                        Quarter Ending          Year to Date
                               Ending September 30,
                       1996       1995        1996     1995
                    -------    -------     -------  -------
REVENUE:

  Land Sales

   Sale Proceeds $ 415,000    583,510     780,500  759,010
   Cost of
    Land Sold     (260,211)  (422,044)   (515,570)(555,773)
   Closing Costs   (24,405)   (47,422)    (51,118) (59,207)

   Gain(Loss) on
    Sale of Land   130,384    114,044     213,812  144,030

   Interest Income   2,067      3,733      15,011   13,548


    Total Revenue  132,451    117,777     228,823  157,578


EXPENSES:

  Management Fees      750        750       2,250    2,250
  Legal &
   Accounting Fees     300      1,248      13,282   12,641
  General & Admin.
   Expenses            851      3,548       6,031    8,588
  Land Maint. Fees   8,395      4,802      24,182   18,300
  Interest Expense  87,317     88,276     261,951  261,951

     Total Expenses 97,613     98,624     307,696  303,730

NET INCOME (LOSS)   34,838     19,153     (78,873)(146,152)

                       See notes to financial statements

                      HICKORY HILLS, LTD.
                    (A Limited Partnership)

                   STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                            Year-to-date
                                            SEPTEMBER 30,
                                           --------------
                                         1996           1995

Cash Flows from
Operating Activities:

  Net Income                         (78,873)      (146,152)
  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:
        Interest Payments made
          on Note Payable           (400,000)      (210,000)
        Increase in Accrued
          Interest Payable           261,951        261,951
        Change in Accrued
          Property Taxes              (9,855)       (35,441)
        Change in Other Assets        21,013            185
        Gain on Sale of Land        (213,812)      (144,030)
        Increase in Accrued Expenses   4,500         13,851
        Change in Escrow Deposits      5,313           -

        Total Adjustments           (330,890)      (113,484)

        Net Cash used in
        Operating Activities        (409,763)      (259,636)

Cash Flows from Investing Activities:

  Net Sale Proceeds                  729,382        699,803
  Land Improvements                 (429,372)      (177,227)

        Net Cash provided by
        Investing Activities         300,010        522,576

        Net Increase/(Decrease)
        in Cash                     (109,753)       262,940

CASH AT JANUARY 1,                   259,074        387,330
CASH AT SEPTEMBER 30,                149,321       $650,270
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

B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                             1996           1995
                           ________      ________
        Management Fees      $2,250         2,250
        Real Estate Brokerage
          Commission         23,415        24,314
        Accounting Fees       1,600         1,500



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

During the third quarter of 1996, the Registrant sold 13 lots of the Hendersonville Property. Three of these lots sold were lake front lots and sold for $60,000 per lot. The remaining lots sold at $23,500 per lot. The Registrant has 33 lots remaining
in the Hendersonville Property.    From these sale proceeds,
payments of $280,000 were made to the Lender and the remaining proceeds were retained for operating and development. The Registrant made payments on the Lender financing totalling $400,000 for the nine month period ending September 30, 1996. The Registrant has a contract for the sale of three acres of the Nashville Property, which is expected to close in mid-November 1996. There are several contingencies for this sales to close. Therefore, there can be no assurance that the contingencies will be met and that the sales will close.

Operating expenses of the Registrant are comparable to the prior year's except for the fluctuation in land maintenance.

FINANCIAL CONDITION

DEVELOPMENT

During the third quarter of 1996, the Registrant completed a significant portion of Phase V of the Hendersonville Property. This development opened up 45 lots of which 13 were sold this quarter. Phase IV and V infrastructure is expected to be complete by the end of 1996.

LIQUIDITY

As of October 31, 1996, the Registrant had approximately $9,283 in cash reserves and $483,899 in escrow deposits. The shortage of funds in the operating account is temporary. The General Partner expects to close on a the three acre sale of the Nashville Property in mid-November, and funds are expected to be released from escrow as the development on both Properties progresses. The General Partner believes that the current cash balances of the Registrant will provide sufficient liquidity for its operating and development needs.

                         PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a)  Exhibit 27 - Financial Data Schedule

  (b)  No 8-K's have been filed during this quarter.

                                  SIGNATURES



Pursuant  to  the  requirements  of  the  Securities Exchange
Actof 1934,  the  Registrant  has duly  caused  this  report  to
be signed  on  its  behalf  by  the  undersigned,   thereunto
duly authorized.


                             HICKORY HILLS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                                  By:  222 PARTNERS, INC.
                                       General Partner



Date:November 14, 1996            By:/s/ Steven D. Ezell
                                       President



Date: November 14, 1996           By:/s/ Michael A. Hartley
                                       Secretary/Treasurer