Form 10-K405
period 1996-12-31
HICKORY HILLS LTD
filed 1997-03-28
CIK 824481

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]

                    For the fiscal year ended
                        December 31, 1996

                               or

[ ]  Transition Report to Section 13 or 15(d) of the Securities
Exchange Act of 1934
[Fee Required]
For the transition period from_______to_______

                     Commission File Number
                           33-18089-A

                       HICKORY HILLS, LTD.

     (Exact name of Registrant as specified in its chapter)

           Tennessee                         62-1336904
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)         Identification Number.)

One Belle Meade Place, 4400 Harding Road, Suite 500, Nashville,
Tennessee                                       37205
(Address of principal executive office)      (Zip Code)

Registrant's telephone number, including area code: (615) 292-1040

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class               Name of each exchange
                                         on which registered
             None                               None

  Securities registered pursuant to Section 12 (g) of the Act:
              UNITS OF LIMITED PARTNERSHIP INTEREST
                        (Title of Class)

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
                                              YES X NO


     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229,405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                 [X]

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,800,000 as of January 31, 1997. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

Document Incorporated by Reference in Part IV:

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

     Registrant's primary business is to acquire, develop and dispose of certain undeveloped real properties located in Nashville, Davidson County, Tennessee and Hendersonville, Sumner County, Tennessee (the "Properties"). Registrant's investment objectives are preservation of capital, and capital appreciation through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale.

Financial Information About Industry Segments

     The Registrant's activity, investment in land, is within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6-Selected Financial Data.

Narrative Description of Business

     The Registrant is holding for investment two properties in the metropolitan Nashville, Tennessee area. The Properties will be referred to respectively as the Nashville Property and the Hendersonville Property in the remainder of this report. The
Properties are held for resale.

     The Nashville Property is approximately 210 acres of partially developed land and is comprised of two main parcels located in northern Davidson County, Tennessee. During 1996 and 1995, grading work was done on the Property as required by prior sales and in 1995, a contribution was made to the City toward the future improvements of Old Hickory Boulevard. All development was specific to the site sold. The General Partner has no plans for development of this property except for what may be required by future sales.

     The Hendersonville Property is a residential subdivision on Old Hickory Lake in Hendersonville, Tennessee (the "Harbortowne Development") with 243 lots, of which 24 lots remain unsold as of December 31, 1996. The Property is zoned as residential planned unit development. Roadways for the Property have been paved, and gas, water and sewer lines have been installed. The final phase of road and utility development was completed in 1996. In 1991, the General Partner negotiated an exclusive option contract with Phillips Builders to purchase the remaining lots in Harbortowne Development. The contract requires minimum purchases and allows for price increase based on a time and quantity schedule.

Competition

Nashville Property

     There is a significant amount of competition for industrial/office distribution property in northern Davidson
County, near the airport and along Brick Church Pike, south of the Property. As competitive sites nearer the City are absorbed, the Registrant's site should experience more activity. The
Registrant's prices are comparable to its competition.

Hendersonville Property

     There is currently limited competition surrounding the Harbortowne Development. The Registrant has an exclusive contract with Phillips Builders, Inc. pursuant to which Phillips will build new homes in the $140,000 - $180,000 price range. The Property is located one mile to the east of Highway 31-E by-pass which provides excellent access to downtown Nashville. The development offers landscaped home sites, gas heat, and other amenities such as a swimming pool, tennis courts, and clubhouse.

     The majority of the proceeds used to purchase the Property were from a $3,454,300 promissory note (the "Lender Financing") maturing on December 31, 1997 to Hickory Lenders, Ltd. (the "Lender"), an affiliated partnership sharing the same General Partner. The principal balance accrues interest at a simple interest rate of 10% per annum. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 55% of the "Net Revenues", if any. Net revenues, as defined by the Participating Loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and Applicable Principal Balances; 2)accrued preferred return (12%) on the net offering proceeds of the Registrant; and 3) the Applicable Equity Balance. The cumulative Applicable Principal balance due to the Lender is $1,562,428 and is payable from future sale proceeds, after all accrued interest is paid.

     With the loan due date approaching at year end, the General Partner plans to negotiate an extension of the loan term. The General Partner does not expect the Registrant to have the liquidity to retire the debt in full on December 31, 1997. Because the Registrant and the Lender share the same general partner, it may be necessary to appoint an independent party to represent the general partner for the Registrant, the Lender or both during the loan negotiations. However, if the loan term is not extended, the lack of payment would constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

     The Registrant has no employees. Program management services are being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

     As of December 31, 1996, Registrant owned two parcels of land in Tennessee, composed of 235 acres in Nashville (208 acres of which are saleable) and 24 residential lots in Hendersonville. See
Item 1 above for more detailed description.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 1,800 Units of limited partnership interests. The offering of $1,800,000 was fully subscribed on December 3, 1988. As of February 28, 1997 there were 190 holders of record of the 1,800 Units of limited partnership interest.

     There were no distributions made to Unit holders during 1996. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than the obligations to Hickory Lenders, Ltd. with respect to the Lender Financing, as described below.

Item 6.  Selected Financial Data

                            For the Year Ended
                               December 31,

                    1996       1995        1994       1993       1992

Total Revenues $   335,416    176,707      28,242   (242,235)  (205,627)
Net Loss          (118,124)  (260,709)   (405,133)  (688,006)  (661,750)
Net Loss per Limited
  Partner Unit      (65.62)   (144.84)    (225.07)   (382.23)   (367.64)
Total Assets     2,875,140  3,357,454   3,592,621  3,941,564  4,763,775
Note Payable     3,454,300  3,454,300   3,454,300  3,454,300  3,454,300
  to Affiliate
Interest       $ 1,126,627  1,526,399   1,486,171  1,410,944  1,574,716
  Payable to Affiliate

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

     The Registrant sold 39, 38, and 43 lots in 1996, 1995, and 1994, respectively, on the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $992,000, $770,610, and $763,000 in 1996, 1995, and 1994,
respectively. Of the lots sold in 1996, three of the 39 were lake front lots which sold for significantly higher prices and carried a higher applicable principal balance. The Registrant also sold 2.5, 3.86 and 1.63 acres in 1996, 1995 and 1994, respectively, of the Nashville property for gross proceeds of $188,250, $154,400 and $47,500, respectively. From the proceeds of all sales, $750,000, $310,000, and $275,000 in 1996, 1995, and 1994,
respectively, was paid to the Lender in interest and the remainder was retained for operations and development. The Applicable Principal Balance assigned to 1996, 1995 and 1994 sales is $314,855, $316,860, and $287,438, respectively. The cumulative Applicable Principal Balance as of December 1996 is $1,562,428 and is payable from future sales after all accrued interest is paid.

Comparative Analysis

     Except for the fluctuations in sales described above, overall operations of the Registrant have not changed significantly during the last three years. The increase in land maintenance costs in 1996 relates to extensive landscaping. This landscaping was done after the infrastructure development was complete. The landscaping includes a walking trail running throughout the Property, several fences, bushes and trees.

Liquidity

     At December 31, 1996 the Registrant has cash and cash equivalents of $401,021, of which $258,676 is restricted for future development, leaving an operating cash balance of approximately $142,345. This cash is expected to be sufficient to cover operating expenses and the infrastructure development currently underway. The Registrant has reserved cash of $53,500 to pay impact fees to the City of Hendersonville in the amount of $250 per lot sold. The impact fees will be used to improve Rockland Road. The fees will be paid to the city when the design work on the road begins.

     During 1996, the Registrant completed Phase IV and V development plans for the Hendersonville Property. Phase IV cost approximately $300,000 and opened up an additional 31 lots. Phase V cost approximately $300,000 and opened up an additional 45 lots. All Phase IV lots sold in 1996 and 24 lots remain in Phase V.

     Due to the nature of the Lender Financing, no interest or principal payments are due until the Properties, or portions thereof, are sold and cash is available, or December 31, 1997, whichever is earlier. With the loan due date approaching at year end, the General Partner plans to negotiate an extension of the loan term. The General Partner does not expect the Registrant to have the liquidity to retire the debt in full on December 31, 1997. Because the Registrant and the Lender share the same general partner, it may be necessary to appoint an independent party to represent the general partner for the Registrant, the Lender or both during the loan negotiations. However, if the loan term is not extended, the lack of payment would constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

     Accrued interest payable relating to the Lender Financing was approximately $1.1 million at December 31, 1996. The Registrant made payments totalling $750,000 on the Accrued interest from 1996 sale proceeds. The cumulative Applicable Principal Balance unpaid as of December 31, 1996, is $1,562,428 and is payable from future sale proceeds, after all accrued interest is paid.

     The Registrant has retained a portion of the sale proceeds for development of future phases and operations of the properties and did not use all sale proceeds to reduce accrued interest and applicable principal. The Registrant's and Lender's joint general partner believes that this use of sale proceeds was contemplated by the loan agreement. However, the loan agreement is ambiguous on this point; therefore, this treatment could constitute a default on the loan agreement. In such an event the partnership is required to foreclose the loan and accelerate the amounts due. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

The Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" on January 1, 1996. This Statement requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet the definitions of impairment under SFAS No. 121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, results of operations, or liquidity.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Registrant does not have any directors or officers. 222 Hickory, Ltd. is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and, as such, has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners, Inc.

     222 Partners, Inc. was formed September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

     W. Gerald Ezell, age 66, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     Steven D. Ezell, age 44, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of
W. Gerald Ezell.

     Michael A. Hartley, age 37, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

     During 1996, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

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

Item 13.  Certain Relationships and Related Transaction

     No affiliated entities have, during 1996, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates refer to Note 3 of the Financial Statements at the end of this report.

     The Registrant borrowed $3,454,300 from Hickory Lenders, Ltd., an affiliated partnership, in 1988 and accrued interest payable of $1,126,627 was recorded on such obligation as of December 31, 1996.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                            Page
     (a)  (1)  Financial Statements
          The following Financial Statements are
             included herein:

          Independent Auditors' Report                      F-1

          Financial Statements
             Balance Sheets                                 F-2
             Statements of Operations                       F-3
             Statements of Partners' Deficit                F-4
             Statements of Cash Flows                       F-5
             Notes to Financial Statements                  F-6

          (2)  Financial Statement Schedules

          Additional financial information furnished pursuant to the requirements of Form 10-K:

          Financial Statement Schedule -

          Independent Auditors' Report                      S-1

          Schedule III - Real Estate and Accumulated
             Depreciation                                   S-2

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

            27 Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1996.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HICKORY HILLS, LTD.

                                 By:  222 Hickory, Ltd.
                                      General Partner

                                      By:  222 Partners, Inc.
                                           General Partner

DATE:  March 27, 1997                      By:/s/Steven D. Ezell
                                           President and Director

DATE:  March 27, 1997                      By:/s/Michael A. Hartley
                                           Vice-President and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              HICKORY HILLS, LTD.

                                 By:  222 Hickory, Ltd.
                                      General Partner

                                      By:  222 Partners, Inc.
                                           General Partner

DATE:  March 27, 1997                      By:/s/Steven D. Ezell
                                           President and Director

DATE:  March 27, 1997                      By:/s/Michael A. Hartley
                                           Vice-President and Director

     Supplemental Information to be Furnished with Reports filed Pursuant to
Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                       Independent Auditors' Report

The Partners
Hickory Hills, Ltd.:

We have audited the accompanying balance sheets of Hickory Hills, Ltd. (a limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates make by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Hills, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations, resulting in a net capital deficiency, and a note due in full on December 31, 1997 which the Partnership will be unable to repay, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              Balance Sheets

                        December 31, 1996 and 1995

           Assets                           1996          1995

Cash and cash equivalents (note 5)       $ 142,345       259,074
Restricted cash (note 2)                   258,676       336,112
Land and improvements held for
     investment (notes 4 and 5)          2,473,839     2,740,975
Other assets                                   280        21,293

        Total assets                  $  2,875,140     3,357,454

Liabilities and Partners' Deficit
Liabilities:
Note payable to affiliate (note 5) $ 3,454,300 3,454,300 Accrued interest payable to
     affiliate (note 5)                  1,126,627     1,526,399
Accrued property taxes                      10,635         9,855
Other accrued expenses                      81,902        47,100

        Total liabilities                4,673,464     5,037,654

Partners' deficit:

Limited partners (1,800 units
  outstanding)                         (1,798,424)   (1,680,300)
General partner                               100           100

        Total partners' deficit        (1,798,324)   (1,680,200)
Commitments and contingencies
     (notes 5, 6, and 8)

        Total liabilities
        and partners' deficit        $  2,875,140     3,357,454






See accompanying notes to financial statements.

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         Statements of Operations

               Years ended December 31, 1996, 1995, and 1994

                                  1996        1995        1994

Revenues:
   Sales of land
     and improvements        $1,180,250     925,010     810,500
   Cost of land and
      improvements sold        (774,505)   (707,893)   (743,616)
   Selling expenses (note 3)    (81,660)    (64,648)    (54,083)

      Income on sales of
        land and improvements
        held for investment     324,085     152,469      12,801

   Interest income               31,331      24,238      15,419
   Miscellaneous income             -           -            22


       Total revenues           355,416     176,707      28,242

Expenses:
   Program management
       fee (note 3)               3,000       3,000       3,000
   Legal and accounting
       (note 3)                  13,782      12,925      11,682
   General and administrative     8,270       8,381       6,753
   Property taxes                35,058      39,683      35,623
   Land maintenance fees         63,202      23,199      26,090
   Interest (notes 3 and 5)     350,228     350,228     350,227

       Total expenses           473,540     437,416     433,375

       Net loss              $ (118,124)   (260,709)   (405,133)

Net loss allocated to:
     Limited partners        $ (118,124)   (260,709)   (405,133)
     General partner         $   -              -           -

Net loss per limited
  partner unit               $   (65.62)    (144.84)    (225.07)

Weighted average units
  outstanding                     1,800       1,800       1,800
See accompanying notes to financial statements.

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                      Statements of Partners' Deficit

               Years ended December 31, 1996, 1995, and 1994

                         Limited           General
                        partners           partner       Total
                      Units     Amount

Balance at
  December 31, 1993  1,800 $ (1,014,458)      100  (1,014,358)

Net loss               -       (405,133)       -     (405,133)
                   -------      --------  --------    --------
Balance at
  December 31, 1994  1,800   (1,419,591)      100  (1,419,491)

Net loss               -       (260,709)        -    (260,709)
                   -------      --------  --------   ---------
Balance at
  December 31, 1995  1,800   (1,608,300)      100  (1,680,200)

Net loss               -       (118,124)        -    (118,124)
                   _______    __________   _______  __________
Balance at
  December 31, 1996  1,800  $(1,798,424)       100  (1,798,324)


















See accompanying notes to financial statements.

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         Statements of Cash Flows

               Years ended December 31, 1996, 1995, and 1994

                                    1996       1995       1994
                                    ____       ____       ____
Cash flows from operating
 activities:
  Net loss                   $  (118,124)    (260,709)  (405,133)
  Adjustments to reconcile net
    loss to net cash (used)
    provided by operating
    activities:
       Cost of land and
         improvements sold        774,505     707,893    743,616
       Cost of land
         improvements            (507,369)   (244,042)  (400,576)
       Decrease (increase)
         in restricted cash        77,436     (81,261)  (254,851)
       Decrease (increase)
         other assets              21,013     (20,828)      (192)
       (Decrease) increase
         in accrued interest
         payable to affiliate    (399,772)      40,228     75,227
       Increase (decrease)
         in accrued property taxes    780     (25,586)    (1,862)
       Increase (decrease)
         in other accrued expenses 34,802       10,900   (17,175)
                                  -------      -------   --------
         Net cash provided by
            (used in) operating
            activities           (116,729)    126,595   (260,946)
         Net change in cash and
            cash equivalents     (116,729)    126,595   (260,946)

Cash and cash equivalents
    at beginning of year          259,074     132,479     393,425
Cash and cash equivalents
    at end of year             $  142,345     259,074    132,479

Supplemental Disclosures of
    Cash Flow Information:

Cash paid during the year
    for interest               $  750,000     310,000    275,000

See accompanying notes to financial statements.

                      HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)    Summary of Significant Accounting Policies

       (a)  Organization

       Hickory Hills, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to acquire three tracts of undeveloped land located in the Nashville metropolitan and Hendersonville, Tennessee areas. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the business of the Partnership.

       (b)  Estimates

       Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land held for investment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121. Actual results could differ from those estimates.

       (c)  Cash and Cash Equivalents

       The Partnership considers all short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 1996 and 1995, the management of the Partnership has reserved cash balances of $53,500 and $43,750, respectively, for payment of impact fees. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

       (d) Land and Improvements Held for Investments

       Land is recorded at cost and includes two tracts of undeveloped land representing approximately 235 and 237 acres at December 31, 1996 and 1995, respectively. Of these amounts, management believes that 208 and 210 acres are sellable at December 31, 1996 and 1995, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 24 and 63 lots remaining at December 31, 1996 and 1995, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest and property taxes are charged to expense once development is substantially complete.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1996 and 1995

(1)    Summary of Significant Accounting Policies (continued)

       Land improvement costs include development costs expended subsequent to the acquisition of a tract.

       The Partnership adopted the provisions of SFAS NO. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996. SFAS No. 121 requires that long-lived assets to be disposed of be reported at the lower of the carrying amount or fair value less estimated costs to sell. The fair value of the assets can be determined externally, using appraisals, or internally using discounted future net cash flows. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets less estimated costs to sell. Impairment is recognized through the establishment of an allowance for impairment with a corresponding charge to operations. Losses upon the sale of the assets are charged to the allowance. Based upon management's analysis of discounted future net cash flows, the Partnership's land and improvements held for investment does not meet definitions of impairment under SFAS No. 121. Accordingly, land held for investment is recorded at cost with no allowance for impairment necessary. The adoption of SFAS No. 121 did not have an impact on the Partnership's financial position, result of operations, or liquidity.

       (e)  Income Recognition

       Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies (continued)

       (f)  Income Taxes

       No provision has or will be made for Federal or state income taxes since such taxes are the responsibility of the
       partners.   Annually, the partners receive, from the
       Partnership, IRS Form K-1's which provides them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to the valuation of land and improvements held for investment. For income tax purposes certain costs were capitalized as additional land improvement costs.

       (g)  Partnership Allocations

       Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

       Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership has distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27 to 73. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.
       Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements

                   December 31, 1995 and 1994

(1)    Summary of Significant Accounting Policies (continued)

       an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

       (h)  Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)    Restricted Cash

       At December 31, 1996 and 1995, the Partnership has restricted cash balances of $258,676 and $336,112, respectively, to be used to fund property improvements, consisting of road and utility work.

(3)    Related Party Transactions

       The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees and commissions for performing certain services. Expenses incurred for these services during 1996, 1995, and 1994 are as follows:

                                      1996      1995      1994

       Accounting fees            $  2,100       1,500     1,500
       Program management fee        3,000       3,000     3,000
       Engineering fees             24,765         -         -
       Real estate commissions      37,290      23,694    24,315
       Interest expense          $ 350,228     350,228   350,227

(4)    Land and Improvements Held for Investment

       The components of land and improvements held for investment at December 31, are as follows:
                                  1996           1995

       Land                   $1,538,626      1,955,823
       Land Improvements         935,213        785,152
                               ---------     ----------
                              $2,473,839      2,740,975

       The aggregate cost of land and improvements held for investment for Federal income tax purposes was $ 3,378,273 and $ 3,487,713 at December 31, 1996 and 1995, respectively.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(5)    Note Payable to Affiliate

       The note payable to affiliate represents a $3,454,300 long-term note payable to Hickory Lenders, Ltd. (the Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 10% plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the land and improvements held for investment and by a security interest in any unrestricted cash or investment securities held by the Partnership. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 1997.

       During 1996 and prior years, the Partnership retained portions of the net proceeds from sales without paying the applicable principal balance or accrued interest to the Lender. The cumulative principal balance currently payable to the Lender is $1,562,428 and 1,247,573 and $930,713 at
       December 31, 1996 and 1995, respectively. The General Partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does no explicitly authorize the retention of these funds; therefore, this treatment could constitute a default on the note agreement. In such an event the Lender is required to foreclose the loan and accelerate the amounts due or foreclose upon the note. To date, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

(6)    Commitments

       The Partnership has granted an exclusive option to a home builder to purchase all remaining lots in the Harbortowne Subdivision in accordance with a specified takedown and pricing schedule. The per lot price will increase to $23,500, and will increase $2,000 annually thereafter.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(7)    Fair Value of Financial Instruments

       At December 31, 1996 and 1995, the carrying amounts of cash and cash equivalents, restricted cash, and accrued liabilities approximate their fair values because of the short maturity of those financial instruments.

       The determination of the estimated fair values of the note payable and the related accrued interest payable was not practicable as the note agreement does not provide for a predictable cash payment stream.

(8)  Going Concern

       The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has a note due on December 31, 1997 and the General Partner does not expect the Partnership to have the liquidity to retire the debt in full. The General Partner plans to negotiate an extension of the loan term. If an extension is not received and the Partnership does not repay the Note, the Lender could foreclose and take the Property. The Partnership would then be dissolved.

       This uncertainty raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Independent Auditors' Report

The Partners
Hickory Hills, Ltd.:

Under date of January 20, 1997, we reported on the balance sheets of Hickory Hills, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations, resulting in a net capital deficiency, and a note due in full on December 31, 1997 which the Partnership will be unable to repay, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         KPMG Peat Marwick LLP

Nashville, Tennessee
January 20, 1997

                                                         HICKORY HILLS, LTD.
                                                       (A Limited Partnership)

                                                            Schedule III


                                              Real Estate and Accumulated Depreciation
                                                          December 31, 1996

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period


Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total    Accumu-     Date of  Date
                    brances          and improve- ments     costs            and improve-          lated de-   construc-acquired
                                        ments                                   ments             preciation    tion
   -----------        ------     ----    --------   --------   --------   ----   --------   -----    -------     -------   ----
24 residential
lots in
Sumner Co., TN   $3,454,300   $1,134,701    -   3,076,970   428,724    121,250   395,255   516,505      -       5/89-     9/87
                                                                                                                12/96
235 acres of
land in
Davidson Co., TN       same   $2,181,680    -      82,189    52,221  1,898,321    59,013 1,957,334      -        6/95    11/87

Total            $3,454,300   $3,316,381    -   3,159,159   480,945  2,019,571   454,268 2,473,839      -           -        -




*Certain amounts have been reclassified to conform with current year presentation.
/TABLE

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                           Schedule III

            Real Estate and Accumulated Depreciation

                               1996          1995         1994

(1) Balance at beginning     $ 2,740,975  3,204,826    3,547,866
     of Period
 Additions during period:
     Improvements                507,369    244,042      400,576
                                 _______    _______     ________
                                 507,369    244,042      400,576

 Deductions during period:
     Cost of real estate sold    774,505    707,893      743,616
                                 _______    _______     ________
                                 774,505    707,893      743,616

 Balance at end of period    $ 2,473,839   2,740,975    3,204,826

(2) Aggregate cost for
 Federal income tax purposes $ 3,378,273   3,487,713    3,808,688

See accompanying independent auditors' report.

           Exhibits filed pursuant to Item 14 (a) (3)

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

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