Form 10-Q
period 1997-03-31
HICKORY HILLS LTD
filed 1997-05-16
CIK 824481

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549



                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1997

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1997


                        INDEX



    Financial Statements:

      Balance Sheets                       3
      Statements of Operations             4
      Statements of Cash Flows             5
      Notes to Financial Statements        6



                       HICKORY HILLS, LTD.
                     <A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)


                               March 31,   December 31,
                                 1997          1996
                               ---------     ----------

              ASSETS

CASH                           $ 253,359     $  142,345

RESTRICTED CASH                                 160,332258,676

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT               2,474,375      2,473,839

OTHER ASSETS                         280            280

         Total Assets         $2,888,346   $  2,875,140
                              ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY


Accrued Interest Payable                     $1,093,944$1,126,627

Note Payable to Affiliate                     3,454,3003,454,300

Other Accrued Expenses           190,754         92,537

Partners' Deficit:

    Limited Partners (1,800 units
      outstanding             (1,850,752)    (1,798,424)
    General Partner                                 100 100

    Total Partners' equity                   (1,850,652)(1,798,324)

    Total Liabilities &
    Partners' Deficit                        $2,888,346$ 2,875,140
                              ==========    ===========

               See notes to financial statements.
/TABLE


                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                        Quarter and
                                    Year to Date Ending
                                          MARCH 31,
                                  _____________________
                                    1997           1996
                                    ____           ____
REVENUE:

    Land Sales
     Sale Proceeds                           $ 201,000 $  365,500
     Cost of Land Sold         (133,886)      (258,179)
     Closing Costs                             (13,577)(23,893)
       Gain(Loss) on Sale
       of Land                   53,537         83,428

    Interest Income                              1,782 3,910

              Total Revenue   $  55,319     $   87,338


EXPENSES:

    Management Fees                                750 750
    Legal & Accounting Fees                      9,125 9,377
    General & Admin. Expenses     3,513          3,392
    Land Maintenance Fees                        6,942 6,773
    Interest Expense                            87,317 87,317

              Total Expenses  $ 107,647     $  107,609


NET LOSS                     $ (52,328)      $ (20,271)






                See notes to financial statements

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                             Year-to-date
                                               MARCH 31,
                                         1997           1996
Cash Flows from
Operating Activities:

 Net Income                        $ (52,328)      $(20,271)

 Adjustments to reconcile
 Net Income to Net Cash used
 in Operating Activities:

   Interest Payments made
         on Note Payable                       (120,000)
(120,000)
   Increase in Accrued
         Interest Payable                       87,317      87,317
   Change in Accrued Expenses         98,217         (2,205)
   Gain on Sale of Land                        (53,537)
(83,428)
   Change in Restricted
         Cash                         98,344         (3,910)
   Decrease in other assets              -           21,013

         Total Adjustments                          110,341
(101,213)

         Net Cash used in
          Operating Activities        58,013       (121,484)

Cash Flows from Investing Activities:

    Proceeds from Land Sale                         187,423 341,607

    Cost of Land Improvements       (134,422)      (242,360)

    Net Cash provided by
   Investing Activities                         53,001    99,247

   Net Decrease in Cash
    and Cash Equivalents                       111,014
(22,237)

CASH AT JANUARY 1,                   142,345       259,074

CASH AT MARCH 31,                  $ 253,359     $ 236,837
                                    ========      ========

               See notes to financial statements.

/TABLE

                 HICKORY HILLS, LTD.
               (A Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS

      For the Three Months Ended March 31, 1997
                     (Unaudited)


A.ACCOUNTING POLICIES

 The  unaudited  financial statements presented herein
 have been prepared in accordance  with  the
 instructions to Form 10-Q and do  not  include  all
 of  the information and note disclosures required  by
 generally accepted accounting principles.   These
 statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
 December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1997 may not be indicative of the results that may be expected for the year ending
 December 31, 1997.

B.RELATED PARTY TRANSACTIONS

 The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                      1997          1996
                                    ________      ________
   Management Fees                              $   750   $  750
   Real Estate Brokerage
         Commission                              6,030    10,965
   Accounting Fees                                -       300



Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31,
1997.

During the first quarter of 1996, the Registrant sold
6 lots at the Hendersonville Property for $23,500 per lot and one lake front lot for $60,000. From these sales proceeds, $120,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses. Overall operations of the Registrant are comparable to prior quarters.

FINANCIAL CONDITION

DEVELOPMENT

All development on the Hendersonville Property is complete. No development is planned for the Nashville
Property.

LIQUIDITY

As of April 30, 1997 the Registrant had approximately
$99,475 in cash reserves. These funds are expected to be sufficient through 1997.

The Note payable to Affiliate comes due on December 31, 1997. The General Partner plans to negotiate an extension of the loan term. The General Partner does not expect the Registrant to have the liquidity to retire the debt in full on December 31, 1997. Because the Registrant and the Lender share the same general partner, it may be necessary to appoint an independent party to represent the general partner for the Registrant, the Lender or both during the loan negotiations. However, if the loan term is not extended, the lack of payment would constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

             PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)     Exhibits

         Exhibit 27 - Financial Data Schedule for the first quarter of 1997.



 (b)     No 8-K's have been filed during this quarter.

                     SIGNATURES



Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934,  the  Registrant  has duly
caused  this  report  to  be signed  on  its  behalf
by  the  undersigned,   thereunto  duly authorized.


                             HICKORY HILLS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                             By:  222 PARTNERS, INC.
                                  General Partner



Date:    May 15, 1997          By:/s/ Steven D. Ezell
                               ___________________
                               President



Date:    May 15, 1997          By:/s/ Michael A.
Hartley
                               ______________________
                               Secretary/Treasurer