Form 10-Q
period 1997-06-30
HICKORY HILLS LTD
filed 1997-08-14
CIK 824481

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 1997
                                              or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______ to _______

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


                      FINANCIAL STATEMENTS
             For The Six Months Ended June 30, 1997


                              INDEX



          Financial Statements:

          Consolidated Balance Sheets              3
          Consolidated Statements of Operations    4
          Consolidated Statements of Cash Flows    5
          Notes to Financial Statements            6



                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                        CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                               June 30,          December 31,
                                 1997                1996
                             -------------       -------------

                                  ASSETS

CASH                           $ 101,767          $  142,345
ESCROW DEPOSITS
 - Restricted                    163,513             258,676
LAND & IMPROVEMENTS HELD
  FOR INVESTMENT               2,336,167           2,473,839
OTHER ASSETS                         280                 280

          Total Assets         2,601,727          $2,875,140
                               =========          ==========


                     LIABILITIES AND PARTNERS' EQUITY


ACCRUED INTEREST PAYABLE         956,261         $ 1,126,627
ACCRUED PROPERTY TAXES              -                 10,635
NOTE PAYABLE
   TO AFFILIATE                3,454,300           3,454,300
OTHER ACCRUED EXPENSES            65,190              81,902
PARTNERS' DEFICIT:

   Limited Partners (1,800
      units outstanding)     (1,874,124)         (1,798,424)
   General Partner                  100                 100

   Total partners' deficit   (1,874,024)         (1,798,324)

   Total Liabilities &
   Partners' Deficit         $ 2,601,727         $ 2,875,140
                             ===========         ===========



                      See notes to financial statements.
/TABLE


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                <Unaudited)




                         Quarter to Date       Year to Date
                                    Ending June 30,
                        -------------------------------------
                          1997      1996       1997       1996

REVENUE:

Land Sales

Sale Proceeds       $ 235,000       -     $436,000     365,500
Cost of Land Sold    (146,490)      -     (280,376)  (258,179)
Closing Costs         (15,284)      -      (28,862)   (23,893)

Gain(Loss) on Sale
           of Land     73,226       -      126,762      83,428

Interest Income         6,849      9,034     8,631      12,944

          Total Revenue80,075      9,034   135,393      96,372


EXPENSES:

Management Fees           750        750      1,500      1,500
Legal & Accounting Fees 3,145      3,606     12,270     12,982
Gen. & Admin. Expenses  1,492      3,680      3,658      5,180
Land Maint. Fees       14,355      7,590     19,031     15,787
Interest Expense       87,317     87,317    174,634    174,634

   Total Expenses     107,059    102,943    211,093    210,083

NET INCOME (LOSS)     (26,984)  (93,909)   (75,700)  (113,711)



                       See notes to financial statements

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Year-to-date
                                              JUNE 30,
                                     __________________________
                                        1997           1996
                                        ____           ____
Cash Flows from
Operating Activities:
  Net Loss                         $ (75,700)      $ (113,711)
  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:
        Interest payments
          made on Note Pay.         (345,000)        (120,000)
        Increase in Accrued
          Interest Payable           174,634          174,634
        Change in Accrued
          Property Taxes             (10,635)          (9,855)
        (Gain)Loss on Sale of Land  (126,762)         (83,428)
        Change in Other Assets           -             21,013
        Change in Accrued Exp.       (16,712)          (1,350)
        Change in Escrow Dep.         95,163           10,630

        Total Adjustments           (229,312)          (8,356)

        Net Cash (used in)provided by
        Operating Activities        (305,012)        (122,067)

Cash Flows from Investing Activities:

  Proceeds from Land Sale            407,138          341,607
  Cost of Land Improvements         (142,704)        (319,473)

  Net Cash provided by
  Investing Activities               264,434           22,134

          Net Increase in Cash
          and Cash Equivalents       (40,578)          99,933

CASH AT JANUARY 1,                   142,345          259,074

CASH AT JUNE 30,                     101,767          159,141
                                     ========         ========

                      See notes to financial statements.
/TABLE

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the Six Months Ended June 30, 1997
                           (Unaudited)


     A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required
     by  generally accepted accounting principles.   These statements
     should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the
     Partnership's  financial  position  and results of operations.   The
     results of operations for the six month period ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31,1997.


     B.RELATED PARTY TRANSACTIONS

     The  General  Partner  and  its  affiliates have been actively
     involved in managing the Partnership's operations.   Compensation
     earned  for these services in the first six months were as follows:

                                              1997      1996
                                              ----      ----
     Management Fees                         1,500      1,500
     Real Estate Brokerage Commission       13,080      5,265
     Accounting Fees                         1,300      1,300



     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     During the first six months of 1997, the Registrant sold 16 lots at the Hendersonville Property for $23,500 per lot and one lake front lot for $60,000. From these sales proceeds, $345,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.

     During the first six months of 1996, the Registrant sold 17 lots at the Hendersonville Property for $21,500 per lot. Other than lot sales, overall operations of the Registrant are comparable to prior quarters.

     FINANCIAL CONDITION

     DEVELOPMENT

     All development on the Hendersonville Property is complete. No development is planned for the Nashville Property.

     LIQUIDITY

     As of July 31, 1997 the Registrant had approximately $83,174 in cash reserves. These funds are expected to be sufficient through 1997.

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


                                         HICKORY HILLS, LTD.

                                         By:   222 HICKORY, LTD.
                                               General Partner


                                               By:222 PARTNERS, INC.
                                                  General Partner



     Date:  August 14, 1997                    By:/s/ Steven D. Ezell
                                                   President



     Date:  August 14, 1997                    By:/s/ Michael A. Hartley
                                                    Secretary/Treasurer