Form 10-Q
period 1997-09-30
HICKORY HILLS LTD
filed 1997-11-21
CIK 824481

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                               UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                 FORM 10-Q



                                 (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
 For the period ended        September 30, 1997

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


                          FINANCIAL STATEMENTS
              For The Nine Months Ended September 30, 1997


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



                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              BALANCE SHEETS
                                (Unaudited)


                                 September 30,   December 31,
                                       1997          1996
                                     ---------     ----------

                    ASSETS

CASH                                  $ 73,907     $  142,345

RESTRICTED CASH                        163,513        258,676

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT                     2,356,562      2,473,839

OTHER ASSETS                               280            280

         Total Assets               $2,594,262   $  2,875,140
                                    ==========     ==========



                     LIABILITIES AND PARTNERS' EQUITY


Accrued Interest Payable             $1,043,578    $1,126,627

Note Payable to Affiliate             3,454,300     3,454,300

Other Accrued Expenses                   63,300        92,537

Partners' Deficit:

    Limited Partners (1,800 units
      outstanding                    (1,967,016)   (1,798,424)
    General Partner                         100           100

    Total Partners' equity           (1,966,916)   (1,798,324)

    Total Liabilities &
    Partners' Deficit                $2,594,262    $2,875,140
                                     ==========    ===========

                    See notes to financial statements.


                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                        Quarter Ending           Year to Date
                                Ending September 30,
                        1997        1996       1997      1996
                     -------     -------    -------   -------
REVENUE:

  Land Sales

   Sale Proceeds  $       -     415,000    436,000   780,500
   Cost of
    Land Sold             -    (260,211)  (280,376) (515,570)
   Closing Costs          -     (24,405)   (28,877)  (51,118)

   Gain(Loss) on
    Sale of Land          -     130,384    126,747   213,812

   Interest Income      600       2,067      9,231    15,011


    Total Revenue       600     132,451    135,978   228,823


EXPENSES:

  Management Fees       750         750      2,250     2,250
  Legal &
   Accounting Fees        -         300     12,270    13,282
  General & Admin.
   Expenses             443         851      4,101     6,031
  Land Maint. Fees        -       8,395     23,998    24,182
  Interest Expense   87,317      87,317    261,951   261,951

     Total Expenses  93,492      97,613    304,570   307,696

NET INCOME (LOSS)   (92,892)     34,838   (168,592)  (78,873)









                       See notes to financial statements



                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                            SEPTEMBER 30,
                                           --------------
                                         1997           1996

Cash Flows from
Operating Activities:

  Net Income                        (168,592)       (78,873)
  Adjustments to reconcile
  Net Income to Net Cash used
  in Operating Activities:
        Interest Payments made
          on Note Payable           (345,000)      (400,000)
        Increase in Accrued
          Interest Payable           261,951        261,951
        Change in Accrued
          Property Taxes                   -         (9,855)
        Change in Other Assets             -         21,013
        Gain on Sale of Land        (126,747)      (213,812)
        Increase in Accrued Expenses (29,237)         4,500
        Change in Escrow Deposits     95,163          5,313

        Total Adjustments           (143,870)      (330,890)

        Net Cash used in
        Operating Activities        (312,462)      (409,763)

Cash Flows from Investing Activities:

  Net Sale Proceeds                  407,123        729,382
  Land Improvements                 (163,099)      (429,372)

        Net Cash provided by
        Investing Activities         244,024        300,010

        Net Increase/(Decrease)
        in Cash and Cash Equivalents (68,438)      (109,753)


CASH AT JANUARY 1,                   142,345        259,074

CASH AT SEPTEMBER 30,                 73,907       $149,321
                                     ========      ========


                      See notes to financial statements.


                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 For the Nine Months Ended September 30, 1997
                                  (Unaudited)


A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures
  required  by  generally accepted accounting principles.   These
  statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1996. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The  results of operations for the nine
  month period ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.


B.RELATED PARTY TRANSACTIONS

  The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:

                                   1997           1996
                                 ________      ________
        Management Fees            $2,250         2,250
        Real Estate Brokerage
          Commission               13,080        23,415
        Accounting Fees             1,600         1,500



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

 FINANCIAL CONDITION

 DEVELOPMENT

 During the third quarter of 1996, the Registrant completed a significant portion of Phase V of the Hendersonville Property. This development opened up 45 lots of which 13 were sold this quarter. Phase IV and V infrastructure is expected to be complete in _____________.

 LIQUIDITY

 As of October 31, 1996, the Registrant had approximately $9,283 in cash reserves and $483,899 in escrow deposits. The shortage of funds in the operating account is temporary. The General Partner expects to close on a the three acre sale of the Nashville Property in mid-November, and funds are expected to be released from escrow as the development on both Properties progresses. . The General Partner believes that the current cash balances of the Registrant will provide sufficient liquidity for its operating and development needs.

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


                                     HICKORY HILLS, LTD.

                                     By:   222 HICKORY, LTD.
                                           General Partner


                                           By:222 PARTNERS, INC.
                                              General Partner



 Date:  November 21, 1997                By:/s/ Steven D. Ezell


                                                 President



 Date:  November 21, 1997                By:/s/ Michael A. Hartley


                                                Secretary/Treasurer