Form 10-K405
period 1997-12-31
HICKORY HILLS LTD
filed 1998-03-31
CIK 824481

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]

                    For the fiscal year ended
                        December 31, 1997

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,800,000 as of February 28, 1998. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

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

     The majority of the proceeds used to purchase the Property were from a $3,454,300 promissory note (the "Lender Financing") maturing on December 31, 1998 to Hickory Lenders, Ltd. (the "Lender"), an affiliated partnership sharing the same General Partner. The principal balance accrues interest at a simple interest rate of 10% per annum. Prior to maturity, the Registrant is not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender receives a priority return of interest and principal, and 55% of the "Net Revenues", if any. Net revenues, as defined by the Participating Loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and Applicable Principal Balances; 2)accrued preferred return (12%) on the net offering proceeds of the Registrant; and 3) the Applicable Equity Balance. The cumulative Applicable Principal balance due to the Lender is $1,872,216 and is payable from future sale proceeds, after all accrued interest is paid. The note was due on December 31, 1997 but the Registrant was unable to repay the note. The Lender has extended the due date to December 31, 1998. However, the General Partner does not expect the Partnership to have the liquidity to retire the debt in full. The General Partner plans to negotiate another extension of the loan term. If an extension is not received and the Partnership does not repay the Note, the Lender could foreclose and take the Partnership's assets. The partnership would then be dissolved.

          The Nashville Property is approximately 230 acres of partially developed land and is comprised of two main parcels located in northern Davidson County, Tennessee. During 1997, 1996 and 1995, grading work was done on the Property as required by prior sales and in 1995, a contribution was made to the City toward the future improvements of Old Hickory Boulevard. All development was specific to the site sold. The General Partner has no plans for development of this property except for what may be required by future sales.

     The Hendersonville Property is a residential subdivision on Old Hickory Lake in Hendersonville, Tennessee (the "Harbortowne Development") with 243 lots, of which 7 lots remain unsold as of December 31, 1997. The Property is zoned as residential planned unit development. Roadways for the Property have been paved, and gas, water and sewer lines have been installed. The final phase of road and utility development was completed in 1996.

Competition

Nashville Property

     There is a significant amount of competition for industrial/office distribution property in northern Davidson
County, near the airport and along Brick Church Pike, south of the Property. As competitive sites nearer the City are absorbed, the Registrant's site should experience more activity. The
Registrant's prices are comparable to its competition.

Hendersonville Property

     There is currently limited competition surrounding the Harbortowne Development. The Registrant had an exclusive contract with Phillips Builders, Inc. pursuant to which Phillips will build new homes in the $140,000 - $180,000 price range. The remaining seven lots are mostly lake front lots and were not included in the Phillips contract. The Property is located one mile to the east of Highway 31-E by-pass which provides excellent access to downtown Nashville. The development offers landscaped home sites, gas heat, and other amenities such as a swimming pool, tennis courts, and clubhouse.

     The Registrant has no employees. Partnership management services are being provided under a contractual agreement with Landmark Realty Services Corporation, an affiliate of the General
Partner.

Item 2.  Properties

     As of December 31, 1997, Registrant owned two parcels of land in Tennessee, composed of 230 acres in Nashville and 7 residential lots in Hendersonville. See Item 1 above for more detailed description.

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

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 1,800 Units of limited partnership interests. The offering of $1,800,000 was fully subscribed on December 3, 1988. As of February 28, 1998 there were 190 holders of record of the 1,800 Units of limited partnership interest.

     There were no distributions made to Unit holders during 1997. There are no material restrictions upon Registrant's present or future ability to make distributions in accordance with the provisions of Registrant's Limited Partnership Agreement, other than the obligations to Hickory Lenders, Ltd. with respect to the Lender Financing, as described below.

Item 6.  Selected Financial Data

                            For the Year Ended
                               December 31,

                         1997       1996     1995       1994     1993



Total Revenues $  283,851     335,416   176,707    28,242  (242,235)
Net Loss         (177,739)   (118,124) (260,709) (405,133)     -
Net Loss per Limited
  Partner Unit     (98.74)     (65.62)  (144.84)  (225.07)  (382.23)
Total Assets    2,420,214   2,875,140   357,454 3,592,621  3,941,564
Note Payable    3,454,300   3,454,300 3,454,300 3,454,300  3,454,300
  to Affiliate
Accrued Interest
  Payable to
  Affiliate    $  831,855   1,126,627 1,526,399 1,486,171  1,410,944

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

     The Registrant sold 17, 39, and 38 lots in 1997, 1996, and 1995 respectively, on the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $ 436,000, $992,000, and $770,610 in 1997, 1996, and 1995
respectively. Of the lots sold, one of 17 in 1997 and three of the 39 in 1996 were lake front lots which sold for significantly higher prices and carried a higher applicable principal balance. The Registrant also sold 6.14, 2.5, and 3.86 acres in 1997, 1996, and 1995, respectively, of the Nashville property for gross proceeds of $ 500,050, $188,250, and $154,400, respectively. From the proceeds of all sales, $ 645,000, $750,000, and $310,000 in 1997, 1996, and 1995, respectively, was paid to the Lender in interest and the remainder was retained for operations and development. The Applicable Principal Balance assigned to 1997, 1996, and 1995 sales is $275,212, $314,855, and $316,860, respectively. The cumulative Applicable Principal Balance as of December 31, 1997 is $1,866,516 and is payable from future sales after all accrued interest is paid.

Comparative Analysis

     Except for the fluctuations in sales described above, overall operations of the Registrant have not changed significantly during the last three years.

The increase in land maintenance costs in 1997 and 1996 relate to extensive landscaping. This landscaping was done after the infrastructure development was complete. The landscaping includes a walking trail running throughout the Property, several fences, bushes and trees.

Liquidity

     At February 28, 1998 the Registrant has cash and cash equivalents of $286,042, of which $225,194 is restricted for future development, leaving an operating cash balance of approximately $60,848. This cash is expected to be sufficient to cover operating expenses and the infrastructure development currently underway. The Registrant has reserved cash of $55,250 to pay impact fees to the City of Hendersonville in the amount of $250 per lot sold. The impact fees will be used to improve Rockland Road. The fees will be paid to the city when the design work on the road begins.

     During 1996, the Registrant completed Phase IV and V development plans for the Hendersonville Property. Phase IV cost approximately $300,000 and opened up an additional 31 lots. Phase V cost approximately $300,000 and opened up an additional 45 lots. All Phase IV lots sold in 1996 and 7 lots remain in Phase V.

     Due to the nature of the Lender Financing, no interest or principal payments are due until the Properties, or portions thereof, are sold and cash is available, or December 31, 1998 whichever is earlier.

     Accrued interest payable relating to the Lender Financing was approximately $831,855 at December 31, 1997. The Registrant made payments totalling $645,000 on the Accrued interest from 1997 sale proceeds. The cumulative Applicable Principal Balance unpaid as of December 31, 1997, is $1,866,516 and is payable from future sales proceeds, after all accrued interest is paid.

     The Registrant has retained a portion of the sales proceeds for development of future phases and operations of the properties and did not use all sale proceeds to reduce accrued interest and applicable principal. The Registrant's and Lender's joint general partner believes that this use of sales proceeds was contemplated by the loan agreement. However, the loan agreement is ambiguous on this point; therefore, this treatment could constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan and accelerate the amounts due. Currently, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

We have considered the impact of the Year 2000 issues on our computer systems and applications and developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Partnership.

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

     W. Gerald Ezell, age 67, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     Steven D. Ezell, age 45, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of
W. Gerald Ezell.

     Michael A. Hartley, age 38, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

     During 1997, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

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

Item 13.  Certain Relationships and Related Transaction

     No affiliated entities have, during 1997, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates refer to Note 3 of the Financial Statements at the end of this report.

     The Registrant borrowed $3,454,300 from Hickory Lenders, Ltd., an affiliated partnership, in 1988 and accrued interest payable of $831,855 was recorded on such obligation as of December 31, 1997.

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

               27 Financial Data Schedule

     (b) No reports on Form 8-K have been filed during the last quarter of 1997.


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HICKORY HILLS, LTD.

                                 By:  222 Hickory, Ltd.
                                      General Partner

                                      By:  222 Partners, Inc.
                                           General Partner

DATE:  March 31, 1998                      By:/s/Steven D. Ezell
                                           President and Director

DATE:  March 31, 1998                      By:/s/Michael A. Hartley
                                           Vice-President and Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              HICKORY HILLS, LTD.

                                 By:  222 Hickory, Ltd.
                                      General Partner

                                      By:  222 Partners, Inc.
                                           General Partner

DATE:  March 31, 1998                      By:/s/Steven D. Ezell
                                           President and Director

DATE:  March 31, 1998                      By:/s/Michael A. Hartley
                                           Vice-President and Director

     Supplemental Information to be Furnished with Reports filed Pursuant to
Section 15(d) of the Act by Registrant Which Have Not Registered Securities Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.


                       Independent Auditors' Report

The Partners
Hickory Hills, Ltd.:

We have audited the accompanying balance sheets of Hickory Hills, Ltd. (a limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Hills, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" on January 1, 1996.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations, resulting in a net capital deficiency, and a note due in full on December 31, 1998 which the Partnership will be unable to repay, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                                    F-1


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              Balance Sheets

                        December 31, 1997 and 1996

           Assets                           1997          1996

Cash and cash equivalents (note 5)    $   180,308      142,345
Restricted cash (note 2)                  167,859      258,676
Land and improvements held for
     investment (notes 4 and 5)         2,071,767    2,473,839
Other assets                                  280          280

        Total assets                  $ 2,420,214    2,875,140

Liabilities and Partners' Deficit

Liabilities:

Note payable to affiliate (note 5) $ 3,454,300 3,454,300 Accrued interest payable to
   affiliate (note 5)                     831,855    1,126,627
Accrued property taxes                      8,852       10,635
Other accrued expenses                    101,270       81,902

        Total liabilities               4,396,277    4,673,464

Partners' deficit:

Limited partners (1,800 units
  outstanding)                         (1,976,163)  (1,798,424)
General partner                               100          100

        Total partners' deficit        (1,976,063)  (1,798,324)
     Commitments and contingencies
        (notes 5, 6, and 8)

        Total liabilities
        and partners' deficit        $  2,420,214    2,875,140






See accompanying notes to financial statements.


                                    F-2


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         Statements of Operations

               Years ended December 31, 1997, 1996, and 1995

                                  1997        1996        1995

Revenues:
   Sales of land
     and improvements        $     936,050   1,180,250     925,010
   Cost of sales of land and
      improvements held for       (587,687)   (774,505)   (707,893)
      investment
   Selling expenses(note 3)        (78,089)    (81,660)    (64,648)

      Income on sales of
        land and improvements
        held for investment        270,274      324,085    152,469

   Interest income                  12,200       31,331     24,238
   Miscellaneous income              1,377            -          -



       Total revenues              283,851      355,416     176,707

Expenses:
   Property management
       fee (note 3)                  3,000        3,000       3,000
   Legal and accounting
       (note 3)                     13,070       13,782      12,925
   General and administrative        4,101        8,270       8,381
   Property taxes                   27,816       35,058      39,683
   Land maintenance fees            63,375       63,202      23,199
   Interest (notes 3 and 5)        350,228      350,228     350,228

       Total expenses              461,590      473,540     437,416

       Net loss              $    (177,739)    (118,124)   (260,709)

Net loss allocated to:
     Limited partners        $    (177,739)    (118,124)   (260,709)
     General partner         $           -      -           -

Net loss per limited
  partner unit               $      (98.74)      (65.62)    (144.84)

Weighted average units
  outstanding                         1,800       1,800       1,800
See accompanying notes to financial statements.
                                    F-3


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                      Statements of Partners' Deficit

               Years ended December 31, 1997, 1996, and 1995

                         Limited           General
                        partners           partner       Total
                      Units     Amount
Balance at
  December 31, 1994  1,800 $ (1,419,591)      100  (1,419,491)

Net loss                 -     (260,709)        -    (260,709)
                  --------     --------   --------   ---------
Balance at
  December 31, 1995  1,800   (1,608,300)      100  (1,680,200)

Net loss               -       (118,124)       -     (118,124)
                   -------      --------  --------    --------
Balance at
  December 31, 1996  1,800   (1,798,424)      100  (1,798,324)

Net loss               -       (177,739)       -     (177,739)
                   -------      --------  --------   ---------
Balance at
  December 31, 1997
                     1,800    $(1,976,163)     100      (1,976,063)
                   -------      --------  --------    --------














See accompanying notes to financial statements.





                                    F-4

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         Statements of Cash Flows

               Years ended December 31, 1997, 1996, and 1995

                                    1997       1996       1995
                                    ____       ____       ____
Cash flows from operating
 activities:
  Net loss                   $   (177,739)   (118,124)   (260,709)
  Adjustments to reconcile net
    loss to net cash provided
    (used) by operating
    activities:
       Cost of sales of land and
         improvements held for
         investments               587,687     774,505     707,893
       Cost of land and
         improvements held for
           investment             (185,615)   (507,369)   (244,042)
       Decrease (increase)
         in restricted cash         90,817      77,436     (81,261)
       Decrease (increase) in
         other assets                    -      21,013     (20,828)
       (Decrease) increase
         in accrued interest
         payable to affiliate     (294,772)   (399,772)     40,228
       (Decrease) increase
         in accrued property taxes  (1,783)        780     (25,586)
       Increase in other
          accrued expenses           19,368     34,802      10,900
                                     -------    -------   --------
         Net cash provided by/
            (used in) operating
            activities               37,963   (116,729)    126,595
                                     -------    -------   --------
Net change in cash and
            cash equivalents         37,963   (116,729)    126,595

Cash and cash equivalents
    at beginning of year            142,345    259,074     132,479
Cash and cash equivalents
    at end of year             $    180,308    142,345     259,074

Supplemental Disclosures of
    Cash Flow Information:

Cash paid during the year
    for interest               $    645,000    750,000     310,000

See accompanying notes to financial statements.
                                    F-5

                      HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

                   December 31, 1997 and 1996

(1)    Summary of Significant Accounting Policies

       (a)  Organization

     Hickory Hills, Ltd. (the Partnership), a Tennessee limited partnership, was organized on September 15, 1987, to acquire three tracts of undeveloped land located in the Nashville metropolitan and Hendersonville, Tennessee areas. The General Partner is 222 Hickory, Ltd., and the general partner of 222 Hickory, Ltd. is 222 Partners, Inc. The Partnership prepares financial statements and income tax returns on the accrual method and includes only those assets, liabilities, and results of operations which relate to the business of the Partnership. In the event that the Partnership has short-term cash deficiencies, the General Partner can defer the collection of fees for certain related party expenses or grant interest-free loans from related parties until cash becomes available.

       (b)  Estimates

     Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles. These estimates include the determination of the estimated fair value of the land and improvements held for investment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Actual results could differ from those estimates.

       (c)  Cash and Cash Equivalents

       The Partnership considers all short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 1997 and 1996, the management of the Partnership has reserved cash balances of $55,250 and $53,500, respectively, for payment of impact fees. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

       (d) Land and Improvements Held for Investments

       Land is recorded at cost and includes two tracts of undeveloped land representing approximately 230 and 235 acres at December 31, 1997 and 1996, respectively. In addition, the Partnership owns one tract of land developed into residential lots with 7 and 24 lots remaining at December 31, 1997 and 1996, respectively. Land costs include amounts to acquire and hold land, including interest and property taxes during the development period. Costs to hold land, including interest and property taxes are charged to expense once development is substantially complete.
                               F-6

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements


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

       (e)  Income Recognition

       Income from sales of land and improvements held for investment is generally recorded on the accrual basis when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real Estate" are satisfied. For sales of real estate where both cost recovery is reasonably certain and the collectibility of the contract price is reasonably assured, but the transaction does not meet the remaining requirements to be recorded on the accrual basis, profit is deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occur which cause the transaction to meet the requirements of the full accrual method, the remaining deferred profit is recognized at that time. Any losses on sales of real estate are recognized at the time of the sale.
                              F-7
                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements


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

       (g)  Partnership Allocations

       Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

       Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership has distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.

       Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received
                                F-8


                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  Notes to Financial Statements


(1)    Summary of Significant Accounting Policies (continued)

       an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

       Cumulative unpaid preferred returns are $2,214,000 and $1,998,000 at December 31, 1997 and 1996, respectively.

       (h)  Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

(2)    Restricted Cash

       At December 31, 1997 and 1996, the Partnership has restricted cash balances of $167,859 and $258,676, respectively, to be used to fund property improvements, consisting of road and utility work.

(3)    Related Party Transactions

       The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees and commissions for performing certain services. Expenses incurred for these services during 1997, 1996, and 1995 are as follows:

                                      1997      1996      1995

       Accounting fees          $  2,100       2,100       1,500
       Property management fee     3,000       3,000       3,000
       Engineering fees            9,025      24,765         -
       Real estate commissions    42,034      37,290      23,694
       Interest expense         $350,228     350,228     350,228

(4)    Land and Improvements Held for Investment

       The components of land and improvements held for investment at December 31, are as follows:
                                  1997           1996

       Land                   $1,180,334     1,538,626
       Land Improvements         891,433       935,213
                               ---------     ----------
                              $2,071,767     2,473,839

       The aggregate cost of land and improvements held for investment for Federal income tax purposes was $2,850,629 and $ 3,378,273 at December 31, 1997 and 1996, respectively.

                                F-9

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(5)    Note Payable to Affiliate

       The note payable to affiliate represents a $3,454,300 note payable to Hickory Lenders, Ltd. (the Lender), an affiliate sharing the same General Partner. The note accrues simple interest at an annual rate of 10% plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note is secured by a mortgage on the land and improvements held for investment and by a security interest in any unrestricted cash or investment securities held by the Partnership. The note maturity date was extended by one year to December 1998. Interest and principal payments become due upon the sale of the collateral or any portion thereof to the extent cash is available, but no later than December 31, 1998.

       During 1997 and prior years, the Partnership retained portions of the net proceeds from sales without paying the applicable principal balance or accrued interest to the Lender. The cumulative principal balance currently payable to the Lender is $1,866,516 and $1,591,304 at
       December 31, 1997 and 1996, respectively. The General Partner believes that retaining sales proceeds for development and distributing only net available cash to the Lender was contemplated by the note agreement. However, the note agreement does not explicitly authorize the retention of these funds; therefore, this treatment could constitute a default on the note agreement. In such an event the Lender is required to foreclose the loan and accelerate the amounts due or foreclose upon the note. To date, the Lender has not foreclosed or accelerated the amounts due under the loan agreement.

(6)    Commitments

       The Partnership has granted an exclusive option to a home builder to purchase all remaining lots in the Harbortowne Subdivision in accordance with a specified takedown and pricing schedule. The per lot price will increase to $25,500, in May 1998 and will increase $2,000 annually thereafter.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(7)    Fair Value of Financial Instruments

       At December 31, 1997 and 1996, the carrying amounts of cash and cash equivalents, restricted cash, and accrued liabilities approximate their fair values because of the short maturity of those financial instruments.

       The determination of the estimated fair values of the note payable and the related accrued interest payable was not practicable as the note agreement does not provide for a predictable cash payment stream.

(8)  Going Concern

       The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership had a note due on December 31, 1997 and was unable to repay the note. The Lender has extended the due date to December 31, 1998. However, the General Partner does not expect the Partnership to have the liquidity to retire the debt in full. The General
       Partner plans to negotiate another extension of the loan term. If an extension is not received and the Partnership does not repay the Note, the Lender could foreclose and take the Partnership's assets. The partnership would then be dissolved.

       This uncertainty raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                   F-11


                  Independent Auditors' Report

The Partners
Hickory Hills, Ltd.:

Under date of January 30, 1998, we reported on the balance sheets of Hickory Hills, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements and our report thereon are included elsewhere herein. In connection with our audits of the aforementioned financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 8 to the financial statements, the Partnership has suffered recurring losses from operations, resulting in a net capital deficiency, and a note due in full on December 31, 1998 which the Partnership will be unable to repay, that raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         KPMG Peat Marwick LLP

Nashville, Tennessee
January 30, 1998

                               S-1

                                                         HICKORY HILLS, LTD.
                                                       (A Limited Partnership)

                                                            Schedule III


                                              Real Estate and Accumulated Depreciation
                                                          December 31, 1997

                             Initial Cost to      Cost capitalized      Gross amount at
                                Partnership          subsequent          which carried
                                                   to acquisition     at close of period


Description         Encum-     Land    Building  Improve-  Carrying    Land    Building    Total    Accumu-     Date of  Date
                    brances          and improve- ments     costs            and improve-          lated de-   construc-acquired
                                        ments                                   ments             preciation    tion
   -----------        ------     ----    --------   --------   --------   ----   --------   -----    -------     -------   ----
7 residential
lots in
Sumner Co., TN   $3,454,300       -         -     769,835   104,978          874,813   874,813      -       5/89-     9/87
                                                                                                                12/96
230 acres of
land in
Davidson Co., TN       same    1,180,334    -      10,138     6,482  1,180,334    16,620 1,196,954  -        6/95    11/87

Total            $3,454,300    1,180,334    -     779,973   111,460  1,180,334   891,433 2,071,767      -

Assets scheduled above represent land and non-depreciable land improvements, therefore accumulated depreciation and depreciable lives are non applicable.



                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                           Schedule III

            Real Estate and Accumulated Depreciation

                                1997         1996      1995

(1) Balance at beginning     $2,473,839   2,740,975  3,204,826
     of Period
 Additions during period:
     Improvements               185,615     507,369    244,042
                                 _______    _______     ________
                                185,615     507,369    244,042

 Deductions during period:
     Cost of real estate sold   587,687     774,505    707,893
                                 _______    _______    ________
                                587,687     774,505    707,893

 Balance at end of period    $2,071,767   2,473,839  2,740,975

(2) Aggregate cost for
 Federal income tax purposes $2,850,629   3,378,273  3,487,713

See accompanying independent auditors' report.

                               S-2


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