Form 10-Q
period 1998-03-31
HICKORY HILLS LTD
filed 1998-05-14
CIK 824481

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549



                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1998

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1998


                        INDEX



    Financial Statements:

      Balance Sheets                       3
      Statements of Operations             4
      Statements of Cash Flows             5
      Notes to Financial Statements        6

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)

                               March 31,   December 31,
                                 1998          1997
                               ---------     ----------
              ASSETS

CASH                           $ 120,263     $  180,308

RESTRICTED CASH                  169,597        167,859

LAND & IMPROVEMENTS HELD
  FOR INVESTMENT               1,710,688      2,071,767

OTHER ASSETS                         280            280

         Total Assets         $2,000,828   $  2,420,214
                              ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY


Accrued Interest Payable      $  544,172     $  831,855

Note Payable to Affiliate      3,454,300      3,454,300

Other Accrued Expenses           104,024        110,122

    Total Liabilities          4,102,496      4,396,277

Partners' Deficit:

    Limited Partners (1,800 units
      outstanding             (2,101,768)    (1,976,163)
    General Partner                  100            100

    Total Partners' equity    (2,101,668)    (1,976,063)

    Total Liabilities &
    Partners' Deficit          $2,000,828   $ 2,420,214
                              ==========    ===========

               See notes to financial statements.
/TABLE

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                       Quarter and
                                    Year to Date Ending
                                          MARCH 31,
                                  _____________________
                                    1998           1997
                                    ____           ____
REVENUE:

    Land Sales
     Sales of Land and
     Improvements            $  432,650    $   201,000
     Cost of Land and
     Improvements Sold         (399,049)      (133,886)
     Closing Costs              (43,900)       (13,577)
       (Loss) Gain on Sale
       of Land                  (10,299)        53,537

    Interest Income               5,748          1,782

              Total Revenue   $  (4,551)    $   55,319


EXPENSES:

    Management Fees                 750            750
    Legal & Accounting Fees       7,711          9,125
    General & Admin. Expenses     2,954          3,513
    Land Maintenance Fees        22,322          6,942
    Interest Expense             87,317         87,317

              Total Expenses  $ 121,054     $  107,647


NET LOSS                     $ (125,605)     $ (52,328)






                See notes to financial statements

/TABLE

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                             Year-to-date
                                               MARCH 31,
                                         1998           1997
Cash Flows from
Operating Activities:

 Net Loss                          $(125,605)      $(52,328)

 Adjustments to reconcile
 Net Loss to Net Cash (used
 in)/provided by  Operating Activities:

   Cost of Sales of Land
         and Improvements             399,049       133,886

   Cost of Land and Improvements
         held for Investment          (37,970)     (134,422)

   Interest Payments made
         on Note Payable             (375,000)     (120,000)
   Increase in Accrued
         Interest Payable              87,317        87,317
   Decrease in Accrued Expenses        (6,098)       98,217
   Increase (Decrease) in
         Restricted Cash               (1,738)       98,344

         Net Cash (used in)/provided by
          Operating Activities        (60,045)      111,014

   Net (Decrease) Increase in Cash
    and Cash Equivalents              (60,045)      111,014

CASH AT JANUARY 1,                    180,308       142,345

CASH AT MARCH 31,                  $  120,263    $  253,359
                                     ========       ========

               See notes to financial statements.

/TABLE

                 HICKORY HILLS, LTD.
               (A Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS

      For the Three Months Ended March 31, 1998
                     (Unaudited)


A.ACCOUNTING POLICIES

 The  unaudited  financial statements presented herein
 have been prepared in accordance  with  the
 instructions to Form 10-Q and do  not  include  all
 of  the information and note disclosures required  by
 generally accepted accounting principles.   These
 statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended
 December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1998 may not be indicative of the results that may be expected for the year ending
 December 31, 1998.

B.RELATED PARTY TRANSACTIONS

 The General Partner and its affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first three months were as follows:


                                      1998          1997
                                    ________      ________
   Management Fees                 $   750        $  750
   Real Estate Brokerage
         Commission                 16,556         6,030





                 HICKORY HILLS, LTD.
               (A Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS

      For the Three Months Ended March 31, 1998
      (continued)                     (Unaudited)

C.  COMPREHENSIVE INCOME

Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three month periods ended March 31, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net income.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31,
1998.

During the first quarter of 1998, the Registrant sold one lakefront lot at the Hendersonville Property for $75,000 and
71.53 acres of the Nashville Property for gross proceeds of $357,650. From these sales proceeds, $375,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses. Overall operations of the Registrant are comparable to prior quarters, except for the increase in land maintenance fees which include architect and engineering fees. In January 1998, the Registrant paid approximately $19,000 in engineering fees related to sales and development done in 1997.

FINANCIAL CONDITION

DEVELOPMENT

All development on the Hendersonville Property is complete. No development is planned for the Nashville
Property.

LIQUIDITY

As of April 30, 1998 the Registrant had approximately
$49,858 in cash reserves. These funds are expected to be sufficient through 1998.

The Note payable to Affiliate comes due on December 31, 1998. The General Partner plans to negotiate an extension of the loan term. The General Partner does not expect the Registrant to have the liquidity to retire the debt in full on December 31, 1998. Because the Registrant and the Lender share the same general partner, it may be necessary to appoint an independent party to represent the general partner for the Registrant, the Lender or both during the loan negotiations. However, if the loan term is not extended, the lack of payment would constitute a default on the loan agreement. In such an event the Lender is required to foreclose the loan. Currently, the Partnership has not foreclosed or accelerated the amounts due under the loan agreement.

             PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


 (a)     Exhibits

         Exhibit 27 - Financial Data Schedule for the first quarter of 1998.



 (b)     No 8-K's have been filed during this quarter.

                     SIGNATURES



Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934,  the  Registrant  has duly
caused  this  report  to  be signed  on  its  behalf
by  the  undersigned,   thereunto  duly authorized.


                             HICKORY HILLS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                             By:  222 PARTNERS, INC.
                                  General Partner



Date:    May 15, 1998          By:/s/ Steven D. Ezell
                               ___________________
                               President



Date:    May 15, 1998          By:/s/ Michael A.
Hartley
                               ______________________
                               Secretary/Treasurer