Form 10-Q
period 1998-06-30
HICKORY HILLS LTD
filed 1998-08-14
CIK 824481

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 1998

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


                           FINANCIAL STATEMENTS
         For The Three and Six Months Ended June 30, 1998 and 1997


                              INDEX



          Financial Statements:

          Balance Sheets                           3
          Statements of Operations                 4
          Statements of Cash Flows                 5
          Notes to Financial Statements            6



                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              BALANCE SHEETS
                                (Unaudited)

                               June 30,          December 31,
                                 1998                1997
                             -------------       -------------

                                  ASSETS

CASH                           $ 111,326          $  180,308
Restricted Cash                  170,735             167,859
LAND & IMPROVEMENTS HELD
  FOR INVESTMENT               1,710,688           2,071,767
OTHER ASSETS                         280                 280

          Total Assets        $1,993,029          $2,420,214
                               =========          ==========


                     LIABILITIES AND PARTNERS' DEFICIT


ACCRUED INTEREST PAYABLE       $ 631,489         $   831,855
NOTE PAYABLE
   TO AFFILIATE                3,454,300           3,454,300
OTHER ACCRUED EXPENSES           102,475             110,122
TOTAL LIABILITIES              4,188,264           4,396,277

PARTNERS' DEFICIT:

   Limited Partners (1,800
      units outstanding)      (2,195,335)        (1,976,163)
   General Partner                   100                100

   Total partners' deficit    (2,195,235)        (1,976,063)

   Total Liabilities &
   Partners' Deficit         $ 1,993,029         $ 2,420,214
                             ===========         ===========


                      See notes to financial statements.
/TABLE


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)




                         Quarter to Date       Year to Date
                                    Ending June 30,
                        -------------------------------------
                          1998      1997       1998       1997

REVENUE:

Land Sales

Sales of Land &
Improvements        $       -   235,000   $432,650    436,000
Cost of Land
& Improvements Sold         -  (146,490)  (399,049)  (280,376)
Closing Costs               -   (15,284)   (43,900)   (28,862)

Gain(Loss) on Sale
of Land                     -    73,226     (10,299)  126,762

Interest Income         1,137     6,849      6,885      8,631

     Total Revenue      1,137    80,075     (3,414)   135,393


EXPENSES:

Insurance                 625         -        625          -
Management Fees           750       750      1,500      1,500
Legal & Accounting Fees 4,282     3,145     11,993     12,270
Administrative Expenses 1,729     1,492      4,684      3,658
Maintenance Fees            -    14,355     22,322     19,031
Interest Expense       87,317    87,317    174,634    174,634

   Total Expenses      94,703   107,059    215,758    211,093

NET LOSS            $ (93,566) $(26,984) $(219,172)  $(75,700)

                       See notes to financial statements
/TABLE

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Year-to-date
                                              JUNE 30,
                                     __________________________
                                        1998           1997
                                        ____           ____
Cash Flows from
Operating Activities:
  Net Loss                         $(219,172)      $ (75,700)
  Adjustments to reconcile
  Net Loss to Net Cash used
  in Operating Activities:
        (Increase) decrease in
        Restricted Cash               (2,876)         95,163
        Cost of Sales of Land &
        Improvements                 399,049          280,376
        Cost of Land & Improvements
        Held for Investment          (37,970)        (142,704)
        Increase in Accrued
          Interest Payable          (200,366)        (170,366)
        Decrease in Accrued
          Property Taxes                   -          (10,635)
        Decrease in other
          accrued Expenses            (7,647)         (16,712)

        Net Cash used in
        Operating Activities         (68,982)         (40,578)

          Net decrease in Cash       (68,982)         (40,578)


CASH AT JANUARY 1,                   180,308          142,345


CASH AT JUNE 30,                  $  111,326       $  101,767
Supplemental Disclosures of
    Cash Flow Information:

Cash paid during the year
    for interest                  $  375,000        $ 345,000
                                    ========         ========

                      See notes to financial statements.
/TABLE

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                      NOTES TO  FINANCIAL STATEMENTS
         For the Three and Six Months Ended June 30, 1998 and 1997
                                (Unaudited)

     A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally
     accepted accounting principles.   These statements should  be  read in
     conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position
     and results of operations.   The results of operations for the six month
     period ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31,1998.

     B.RELATED PARTY TRANSACTIONS

     The  General  Partner  and  its  affiliates have been actively  involved
     in managing the Partnership's operations.   Compensation earned  for
     these services in the first six months were as follows:

                                              1998      1997
     Management Fees                       $ 1,500    $ 1,500
     Real Estate Brokerage Commission       16,556     13,080
     Accounting Fees                         1,300      1,300

     C.  COMPREHENSIVE INCOME

     Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting Comprehensive Income, SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. it includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and six month periods ended June 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods ws the same as net loss.

     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     RESULTS OF OPERATIONS

     During 1998, the Registrant sold one lakefront lot at the Hendersonville Property for $75,000 and 71.53 acres of the Nashville Property for gross proceeds of $357,650. From these sales proceeds, $375,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses. Overall operations of the Registrant are comparable to prior quarters, except for the increase in land maintenance fees which include architect and engineering fees. In January 1998, the Registrant paid approximately $19,000 in engineering fees related to sales and development done in 1997.

     During the first six months of 1997, the Registrant sold 16 lots at the Hendersonville Property for $23,500 per lot and one lake front lot for $60,000. From these sales proceeds, $345,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses.

     The General Partner continues to monitor the impact of year 2000 issues on our computer systems and applications and has developed a remediation plan. We expect the cost of upgrading computers and software to be immaterial to the Registrant.

     FINANCIAL CONDITION

     LIQUIDITY

     As of July 31, 1998 the Registrant had approximately $41,981 in cash reserves. These funds are expected to be sufficient through 1998.

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


                                         HICKORY HILLS, LTD.

                                         By:   222 HICKORY, LTD.
                                               General Partner


                                              By:222 PARTNERS, INC.
                                                  General Partner



Date:  August 14, 1998                    By:/s/ Steven D. Ezell
                                                   President



Date:  August 14, 1998                    By:/s/ Michael A. Hartley
                                             Secretary/Treasurer