Form 10-Q
period 1998-09-30
HICKORY HILLS LTD
filed 1998-11-16
CIK 824481

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


                               UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



                                 FORM 10-Q



                                 (Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities
 Exchange Act of 1934
 For the period ended        September 30, 1998

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


                          FINANCIAL STATEMENTS
   For The Three and Nine Months Ended September 30, 1998 and 1997


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



                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              BALANCE SHEETS
                                (Unaudited)


                                 September 30,   December 31,
                                       1998          1997
                                     ---------     ----------

                    ASSETS

CASH                                  $108,888     $  180,308
RESTRICTED CASH                        173,147        167,859
LAND & IMPROVEMENTS HELD
  FOR INVESTMENT                     1,710,688      2,071,767
OTHER ASSETS                               280            280

         Total Assets               $1,993,003   $  2,420,214
                                    ==========     ==========



                     LIABILITIES AND PARTNERS' DEFICIT


Accrued Interest Payable             $  718,806    $  831,855
Note Payable to Affiliate             3,454,300     3,454,300
Other Accrued Expenses                  103,510       110,122

TOTAL LIABILITIES                     4,276,616     4,396,277

Partners' Deficit:

    Limited Partners (1,800 units
      outstanding                    (2,283,713)   (1,976,163)
    General Partner                         100           100

    Total Partners' deficit          (2,283,613)   (1,976,063)

    Total Liabilities &
    Partners' Deficit                $1,993,003    $2,420,214
                                     ==========    ===========

                    See notes to financial statements.



                               HICKORY HILLS, LTD.
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)




                        Quarter Ending           Year to Date
                                          Ending September 30,
                        1998      1997        1998     1997
                     -------     -------    -------   -------
REVENUE:

  Land Sales

   Sales of Land
    & Improvements   $    -      $    -   $432,650  $436,000
   Cost of Land &
    Improvements Sold     -           -   (399,049) (280,376)
   Closing Costs          -           -    (43,900)  (28,877)

   Gain(Loss) on
    Sale of Land          -           -    (10,299)  126,747

   Interest Income    2,413         600      9,298     9,231

   Misc. Income       5,332           -      5,332         -

    Total Revenue     7,745         600      4,331   135,978


EXPENSES:
  Management Fees       750         750      2,250     2,250
  Legal &
   Accounting Fees      400           -     12,393    12,270
  General & Admin.
   Expenses           7,656         443     12,965     4,101
  Maintenance Fees        -       4,982     22,322    23,998
  Interest Expense   87,317      87,317    261,951   261,951

     Total Expenses  96,123      93,492    311,881   304,570

NET LOSS           $(88,378)   $(92,892) $(307,550)$(168,592)

                       See notes to financial statements
/TABLE


                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                          STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                            Year-to-date
                                            SEPTEMBER 30,
                                           --------------
                                         1998         1997

Cash Flows from
Operating Activities:

  Net Loss                         $(307,550)     $(168,592)
  Adjustments to reconcile
  Net Loss to Net Cash used
  in Operating Activities:
        (Increase) decrease
          in Restricted Cash          (5,288)        95,163
        Cost of Land
          & Improvements Sold        399,049        280,376
        Cost of Land & Improvements
          held for Investment        (37,970)      (163,099)
        Decrease in Accrued
        Interest Payable            (113,049)       (83,049)
        Decrease in other Accrued
        Expenses                      (6,612)       (29,237)

        Net Cash used in
        Operating Activities          (71,420)      (68,438)

        Net Decrease in Cash          (71,420)      (68,438)

CASH AT JANUARY 1,                    180,308       142,345

CASH AT SEPTEMBER 30,              $  108,888      $ 73,907
                                     ========      ========
Supplemental Disclosures of
     Cash Flow Information:

Cash paid during the year for
    interest                       $  375,000     $ 345,000
                                    =========     =========

                      See notes to financial statements.
/TABLE

                               HICKORY HILLS, LTD.
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
   For the Three and Nine Months Ended September 30, 1998 and 1997
                                  (Unaudited)
A.ACCOUNTING POLICIES

  The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures
  required  by  generally accepted accounting principles.   These
  statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1997. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and
  results of operations.   The  results of operations for the nine
  month period ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

B.RELATED PARTY TRANSACTIONS

  The  General  Partner  and  its  affiliates have been actively involved in managing the Partnership's operations. Compensation earned for these services in the first nine months were as follows:
                                   1998           1997
        Management Fees         $   2,250      $  2,250
        Real Estate Brokerage
          Commission            $  16,556      $ 13,080
        Accounting Fees         $   1,700      $  1,600

C. COMPREHENSIVE INCOME

   Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130. Reporting Comprehensive Income, SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the three and nine month periods, ended September 30, 1998 and 1997, the Partnership had no components of comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

 Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 RESULTS OF OPERATIONS

During 1998, the Registrant sold one lakefront lot at the Hendersonville Property for $75,000 and 71.53 acres of the Nashville Property for gross proceeds of $357,650. From these sales proceeds, $375,000 in accrued interest was paid to the Lender. The remaining proceeds were retained to cover operating expenses. Overall operations of the Registrant are comparable to prior quarters, except for the increase in general administration which includes certain architect and engineering fees. Since development of the Hendersonville Property is complete no additional significant architect and engineering fees are expected in the future.

During the first nine months of 1997, the Registrant sold 16 lots at the Hendersonville Property for $23,500 per lot and one lake front lot for $60,000.

The General Partner has evaluated the impact of year 2000 issues on our computer systems and applications. The Registrant is affected by a single personal computer and a commercial software package.
Both are Y2K compliant.

LIQUIDITY

 As of October 31, 1998 the Registrant had approximately $40,447 in cash reserves. These funds are expected to be sufficient through 1998.

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


                                     HICKORY HILLS, LTD.

                                     By:   222 HICKORY, LTD.
                                           General Partner


                                     By:   222 PARTNERS, INC.
                                           General Partner



 Date:  November 16, 1998                By:/s/ Steven D. Ezell


                                             President



 Date:  November 16, 1998                By:/s/ Michael A. Hartley


                                                Secretary/Treasurer