Form 10-K405
period 1998-12-31
HICKORY HILLS LTD
filed 1999-03-31
CIK 824481

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]  Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
[Fee Required]

                    For the fiscal year ended
                        December 31, 1998

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

     The aggregate sales price of the Units of Limited Partnership Interest to non-affiliates was $1,800,000 as of January 31, 1999. This does not reflect market value, but is the price at which these Units of Limited Partnership Interest were sold to the public. There is no current market for these Units.

Document Incorporated by Reference in Part IV:

Prospectus of Registrant, dated December 3, 1987 as filed pursuant to rule 424 (b) of the Securities and Exchange Commission.

                             PART I
Item 1.  Business

     Hickory Hills, Ltd. ("Registrant"), is a Tennessee limited partnership organized on September 15, 1987 pursuant to the provisions of the Tennessee Uniform Limited Partnership Act, Chapter 2, Title 61, Tennessee Code Annotated, as amended. The General Partner of Registrant is 222 Hickory, Ltd., a Tennessee limited partnership. 222 Partners, Inc. is the general partner of 222 Hickory, Ltd. At December 31, 1998, the Registrant was in default on a $3,454,300 promissory note (the "Lender Financing") to Hickory Lenders, Ltd. (the "Lender"), an affiliated partnership sharing the same General Partner. The Lender has begun the foreclosure process for failure to make debt payments. Due to the impending foreclosure, the Registrant's Financial Statements included herein reflect the foreclosure and transfer of assets to the Lender on December 31, 1998. The foreclosure process is expected to be completed in early 1999 and the General Partner intends to dissolve the partnership in 1999.

     Prior to December 31, 1998, Registrant's primary business was to acquire, develop and dispose of certain undeveloped real properties located in Nashville, Davidson County, Tennessee and Hendersonville, Sumner County, Tennessee (the "Properties"). Registrant's investment objectives were preservation of capital, and capital appreciation through the passage of time, growth in the surrounding areas and the development of the Properties prior to resale.

Financial Information About Industry Segments

     Prior to December 31, 1998, the registrant's activity, investment in land, was within one industry segment and geographical area. Therefore, financial data relating to the industry segment and geographical area is included in Item 6 -
Selected Financial Data.

Narrative Description of Business

     Prior to December 31, 1998, the Registrant was holding for investment two properties in the metropolitan Nashville, Tennessee area. The Properties will be referred to respectively as the Nashville Property and the Hendersonville Property in the remainder of this report. The Properties were held for resale.

     The majority of the proceeds used to purchase the Property were from a $3,454,300 promissory note (the "Lender Financing") that matured on December 31, 1998 to Hickory Lenders, Ltd. (the "Lender"). The principal balance accrued interest at a simple interest rate of 10% per annum. Prior to maturity, the Registrant was not required to make any payments with respect to the Lender Financing, except upon the sale, exchange or condemnation of all or any portion of the Property. From sale proceeds, the Lender received a priority return of interest and principal, and 55% of the "Net Revenues", if any. Net revenues, as defined by the Participating Loan Agreement, represent the difference between cash proceeds earned and the following, in this order: 1) accrued but unpaid interest and Applicable Principal Balances; 2) accrued preferred return (12%) on the net offering proceeds of the Registrant; and 3) the Applicable Equity Balance. The note became due on December 31, 1998 but the Registrant was unable to repay the note. Total principal and accrued interest outstanding at December 31, 1998 was $3,454,300 and $807,083, respectively.
The Lender is in the process of foreclosing and will take possession of the Partnership's real estate assets. The Partnership will be dissolved in 1999.

     The Registrant has no employees. Program management services were being provided under a contractual agreement with Landmark
Realty Services Corporation, an affiliate of the General Partner.

Item 2.  Properties

As the Registrant is currently involved in the foreclosure process, the Registrant's Financial Statements included herein reflect the foreclosure as having taken place on December 31, 1998 and the properties effectively transferred to the Lender in settlement of borrowings.

Item 3.  Legal Proceedings

     Registrant is not a party to, any legal proceedings, other than the foreclosure of its real estate properties.

Item 4.  Submission of Matters to a Vote of Security Holders

     The security holders of Registrant did not vote on any matter during the fiscal year covered by this report.

                             PART II

Item 5.  Market for Registrant's Units of Limited Partnership

     Interest and Related Security Holder Matters

     There is no established market for the Units, and it is not anticipated that any will exist in the future. The Registrant commenced an offering to the public on December 3, 1987 of 1,800 Units of limited partnership interests. The offering of $1,800,000 was fully subscribed on December 3, 1988. As of February 28, 1999 there were 190 holders of record of the 1,800 Units of limited partnership interest.

     There were no distributions made to Unit holders during 1998. As the Registrant is currently in foreclosure and expects dissolution of the partnership in 1999, the General Partner believes the future ability of the Registrant to make distributions is unlikely.

Item 6.  Selected Financial Data

                            For the Year Ended
                               December 31,

                       1998      1997      1996      1995      1994

Total Revenues      $ (10,299)  283,851   335,416   176,707    28,242
Net loss before extraordinary
  item                (73,600) (177,739) (118,124) (260,709) (405,133)
Net Income(Loss)     1,976,867 (177,739) (118,124) (260,709) (405,133)
Net Income (Loss) per Limited
  Partner Unit        1,098.26   (98.74)   (65.62)  (144.84)  (225.07)
Total Assets          128,962 2,420,214 2,875,140   357,454 3,592,621
Note Payable
  To Affiliate             -  3,454,300 3,454,300 3,454,300 3,454,300
Accrued Interest Payable to
  Affiliate                -    831,855 1,126,627 1,526,399 1,486,171

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Sales

     The Registrant sold 1, 17, and 39 lots in 1998, 1997, and 1996 respectively, on the Hendersonville property to Phillips Builders under the terms of the exclusive option contract negotiated in 1991. Gross sales proceeds were $75,000, $ 436,000, and $992,000 in 1998, 1997, and
1996, respectively. Of the lots sold, the one in 1998, one of 17 in 1997 and three of the 39 in 1996 were lake front lots which sold for significantly higher prices and carried a higher applicable principal balance on the note payable to affiliate. The Registrant also sold 71.53, 6.14, and 2.5 acres in 1998, 1997, and 1996, respectively, of the Nashville property for gross proceeds of $357,650, $ 500,050, and $188,250, respectively. From the proceeds of all sales, $375,000, $ 645,000, and $750,000, in 1998, 1997, and 1996, respectively, was paid to the Lender in interest and the remainder was retained for operations and development.

Comparative Analysis

     Except for the fluctuations in sales described above, overall operations of the Registrant have not changed significantly during the last three years. The fluctuations in maintenance fees relate to extensive landscaping done in 1996 and 1997. This landscaping was done after the infrastructure development was complete. The landscaping includes a walking trail running throughout the Property, several fences, bushes and trees.

Liquidity

     At December 31, 1998, the Registrant was involved in the foreclosure process for failure to make debt payments. The Registrant expects to dissolve the partnership in 1999. Any cash held at the time of the foreclosure would go to the Lender. As the Registrant is currently involved in the foreclosure process, the Registrant's
Financial Statements included herein reflect the foreclosure as having taken place on December 31, 1998 and the properties effectively transferred to the Lender in settlement of borrowings.

Year 2000

     In 1998, the Partnership initiated a plan ("Plan") to identify, and remediate "Year 2000" issues within each of its significant computer programs and certain equipment which contain microprocessors. The Plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000, if a program or chip uses only two digits rather than four to define the applicable year. The Partnership has divided the Plan into five major phases-assessment, planning, conversion, implementation and testing. After completing the assessment and planning phases earlier year, the Partnership is currently in the conversion, implementation, and testing phases. Systems which have been determined not to be Year 2000 compliant are being either replaced or reprogrammed, and thereafter tested for Year 2000 compliance. The Plan anticipates that by mid-1999 the conversion, implementation and testing phases will be completed. Management believes that the total remediation costs for the Plan will not be material to the operations or liquidity of the Partnership.

     The Partnership is in the process of identifying and contacting critical suppliers and other vendors whose computerized systems interface with the Partnership's systems, regarding their plans and progress in addressing their Year 2000 issues. The Partnership has received varying information from such third parties on the state of compliance or expected compliance. Contingency plans are being developed in the event that any critical supplier or customer is not compliant.

     The failure to correct a material Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Partnership's operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Partnership is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Partnership's operations, liquidity or financial condition.

Item 8.  Financial Statements and Supplementary Data

     The Financial Statements required by Item 8 are filed at the end of this report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                 PART III

     Item 10.  Directors and Executive Officers of the Registrant

     Registrant does not have any directors or officers. 222 Hickory, Ltd.is the General Partner. 222 Partners, Inc. is the general partner of the General Partner and, as such, has general responsibility and ultimate authority in matters affecting Registrant's business.

222 Partners, Inc.

     222 Partners, Inc. was formed September, 1986 and serves as general partner for several other real estate investment limited partnerships. The directors of 222 Partners, Inc. are W. Gerald Ezell, Steven D. Ezell, and Michael A. Hartley.

     W. Gerald Ezell, age 68, serves on the Board of Directors of 222 Partners, Inc. Until November, 1985, Mr. Ezell had been for over 20 years an agency manager for Fidelity Mutual Life Insurance Company and a registered securities principal of Capital Analysts Incorporated, a wholly owned subsidiary of Fidelity Mutual Life Insurance Company.

     Steven D. Ezell, age 46, is the President and sole shareholder of 222 Partners, Inc. He has been an officer of 222 Partners Inc. from September 17, 1986 through the current period. Mr. Ezell is President and 50% owner of Landmark Realty Services Corporation. He was for the prior four years involved in property acquisitions for Dean Witter Realty Inc. in New York City, most recently as Senior Vice President. Steven D. Ezell is the son of W. Gerald Ezell.

     Michael A. Hartley, age 39, serves as a Secretary/Treasurer and Vice President of 222 Partners, Inc. He has been an officer of 222 Partners, Inc. from September 17, 1986 through the current period. He is Vice President and 50% owner of Landmark Realty Services Corporation. Prior to joining Landmark, Mr. Hartley was Vice President of Dean Witter Realty Inc., a New York-based real estate investment firm.

Item 11. Executive Compensation

     During 1998, Registrant was not required to and did not pay remuneration to any executives, partners of the General Partner or any affiliates, except as set forth in Item 13 of this report, "Certain Relationships and Related Transactions."

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

Item 13.  Certain Relationships and Related Transaction

     No affiliated entities have, during 1998, earned compensation for services from the Registrant in excess of $60,000. For a listing of miscellaneous transactions with affiliates refer to Note 3 of the Financial
Statements at the end of this report.

     The Registrant borrowed $3,454,300 from Hickory Lenders, Ltd., an affiliated partnership, in 1988.
                                  PART IV

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


          All Schedules have been omitted because they are inapplicable, not required or the information is included in the Financial Statements or notes thereto.

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

     (b) No reports on Form 8-K have been filed during the last quarter of 1998.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HICKORY HILLS, LTD.

                                 By:  222 Hickory, Ltd.
                                      General Partner

                                      By:  222 Partners, Inc.
                                           General Partner

DATE:  March 31, 1999                     By:/s/Steven D. Ezell
                                          President and Director

DATE:  March 31, 1999                     By:/s/Michael A. Hartley
                                          Vice-President and
Director


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.

                              HICKORY HILLS, LTD.

                                 By:  222 Hickory, Ltd.
                                      General Partner

                                      By:  222 Partners, Inc.
                                           General Partner

DATE:  March 31, 1999                      By:/s/Steven D. Ezell
                                           President and Director

DATE:  March 31, 1999                      By:/s/Michael A. Hartley
                                           Vice-President and
Director

     Supplemental Information to be Furnished with Reports filed
Pursuant to
Section 15(d) of the Act by Registrant Which Have Not Registered
Securities
Pursuant to Section 12 of the Act:

     No annual report or proxy material has been sent to security holders.

                       Independent Auditors' Report

The Partners
Hickory Hills, Ltd.:

We have audited the accompanying balance sheets of Hickory Hills, Ltd. (a limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hickory Hills, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 5, on December 31, 1998, substantially all of the Partnership assets were included in a foreclosure process.

                                        KPMG LLP


Nashville, Tennessee
January 22, 1999

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              Balance Sheets

                        December 31, 1998 and 1997

           Assets                           1998         1997

Cash                                 $    103,869      180,308

Restricted cash (note 2)                   24,813      167,859

Land and improvements held for
     investment (notes 4 and 5)                 -    2,071,767

Other assets                                  280          280

        Total assets                  $   128,962    2,420,214

Liabilities and Partners' Equity (Deficit)

Liabilities:

Note payable to affiliate (note 5)    $         -    3,454,300
Accrued interest payable to
  affiliate (note 5)                            -      831,855
Accounts Payable and
  accrued expenses                         128,158     110,122

        Total liabilities                  128,158   4,673,464

Partners' equity (deficit):

Limited partners (1,800 units
  outstanding)                                704   (1,976,163)
          General partner                     100          100


        Total partners' equity
        (deficit)                             804   (1,976,163)
          Commitments and contingencies
        (note 5)

        Total liabilities and
        partners' equity (deficit)    $   128,962    2,420,214


See accompanying notes to financial statements.

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         Statements of Operations

               Years ended December 31, 1998, 1997, and 1996

                                    1998        1997        1996

Revenues:
Land Sales:
   Sales of land
     and improvements        $     432,650     936,050   1,180,250
   Cost of land and
      improvements sold           (418,573)   (587,687)   (774,505)
   Closing Costs (Note 3)          (43,900)    (78,089)    (81,660)
     Gain (loss) on sale of land   (29,823)    270,274     324,085

Interest income                     14,192      12,200      31,331
Miscellaneous income                 5,332       1,377        -

     Total revenues                (10,299)    283,851     355,416

Expenses:
   Management fees (note 3)          3,000       3,000       3,000
   Legal and accounting(note 3)     15,793      13,070      13,782
   General and administrative        3,326       4,101       8,270
   Property taxes                   27,232      27,816      35,058
   Maintenance fees                 13,950      63,375      63,202
   Interest (notes 3 and 5)        350,228     350,228     350,228

       Total expenses              413,529     461,590     473,540

       Net loss before
       extraordinary item    $    (423,828)   (177,739)  (118,124)

Extraordinary Item - Forgiveness of debt upon foreclosure
of land and improvements(Note 5) 2,400,695        -          -

Net Income (Loss)                1,976,867    (177,739)  (118,124)

Net Income (loss) allocated to:
     Limited partners        $   1,976,867    (177,739)  (118,124)
     General partner         $        -           -          -

Net Income (loss) per limited
  partner unit               $    1,098.26      (98.74)    (65.62)

Weighted average units
  outstanding                        1,800        1,800      1,800

See accompanying notes to financial statements.

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                 Statements of Partners' Equity (Deficit)

               Years ended December 31, 1998, 1997, and 1996

                         Limited           General
                        partners           partner       Total
                      Units     Amount
Balance at
  December 31, 1995  1,800   (1,608,300)      100  (1,680,200)

Net loss               -       (118,124)       -     (118,124

Balance at
  December 31, 1996  1,800   (1,798,424)      100  (1,798,324)

Net loss               -       (177,739)       -     (177,739)

Balance at
  December 31, 1997
                     1,800    (1,976,163)     100  (1,976,063)

Net income                     1,976,867      -     1,976,867

Balance at
  December 31, 1998  1,800           704      100         804










See accompanying notes to financial statements.

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)
                         Statements of Cash Flows
               Years ended December 31, 1998, 1997, and 1996

                                    1998       1997       1996
Cash flows from operating
 activities:
  Net income (loss)          $   1,976,867    (177,739) (118,124)
  Adjustments to reconcile net
    income(loss) to net cash
    provided (used) by
    operating activities:
       Extraordinary item - forgiveness of debt
         upon foreclose of land
         and improvements       (2,400,695)          -          -
       Cost of land and
         improvements sold         418,573     537,687    774,505
       Cost of land and improvements
         held for investment       (57,494)   (185,615)  (507,369)
       Decrease in
         restricted cash           143,046      90,817     77,436
        Decrease other assets          -           -       21,013
       Decrease in accrued interest
         payable to affiliate      (24,772)   (294,772)  (399,772)
       Increase in accounts payable
         and accrued expenses       18,036      17,585      35,582
         Net cash provided
            (used by) operating
            activities              73,561      37,963   (116,729)

Cash flows from financing activities:
     Cash payment on borrowings   (150,000)       -          -
Net change in cash                 (76,439)     37,963   (116,729)

Cash at beginning of year           180,308    142,345    259,074
Cash at end of year             $   103,869    180,308    142,345

Supplemental Disclosures of
    Cash Flow Information:
     Cash paid during the year
       for interest              $  375,000    645,000    750,000
Supplemental Disclosure of
    Non-Cash Transactions:
     Land and improvements foreclosed
       upon in settlement of
       note payable              $1,710,688        -          -
     Note payable settled as a result
       of foreclosure            $3,454,300        -          -
     Accrued interest settled
       as a result of foreclosure$  807,083        -          -

See accompanying notes to financial statements.

                      HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements
                   December 31, 1998 and 1997

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

       (b)  Estimates

       Management of the Partnership has made estimates and assumptions to prepare these financial statements in accordance with generally accepted accounting principles.
       Actual results could differ from those estimates.

       (c)  Cash

       At December 31, 1998 and 1997, the management of the Partnership has reserved cash balances of $61,244 and $55,250, respectively, for payment of impact fees. Cash belonging to the Partnership is combined in an account with funds from other partnerships related to the general partner.

       (d) Land and Improvements Held for Investments

       Land was recorded at cost and includes two tracts of undeveloped land represented approximately 230 acres at December 31, 1997. In addition, the Partnership owned one tract of land developed into residential lots with 7 lots remaining at December 31, 1997. Land costs included amounts to acquire and hold land, including interest and property taxed during the development period. Costs to hold land, including interest and property taxes were charged to expense once development was substantially complete.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements


(1)    Summary of Significant Accounting Policies (continued)

       Land improvement costs included development costs expended subsequent to the acquisition of a tract.

       (e)  Income Recognition

       Income from sales of land and improvements held for investment was generally recorded on the accrual basis when the buyer's financial commitment was sufficient to provide economic substance to the transaction, and when other criteria of SFAS No. 66 "Accounting for Sales of Real
       Estate" are satisfied. For sales of real estate where both cost recovery was reasonably certain and the collectibility of the contract price was reasonably assured, but the transaction did not meet the remaining requirements to be recorded on the accrual basis, profit was deferred and recognized under the installment method, which recognizes profit as collections of principal are received. If developments subsequent to the adoption of the installment method occurred which caused the transaction to meet the requirements of the full accrual method, the remaining deferred profit was recognized at that time. Any losses on sales of real estate were recognized at the time of the sale.

(1)    Summary of Significant Accounting Policies (continued)
       (f)  Income Taxes

       No provision has been made for Federal or state income
       taxes since such taxes are the responsibility of the
       partners.   Annually, the partners receive, from the
       Partnership, IRS Form K-1's which provides them with their respective share of taxable income or losses, deductions, and other tax related information. The only difference between the tax basis and reported amounts of the Partnership's assets and liabilities relates to land and improvements held for investment discussed in notes. For income tax purposes the Partnership did not reflect the foreclosure of land and improvements held for investment discussed in
       Note 5.

       (g)  Partnership Allocations

       Net profits, losses and distribution of cash flow of the Partnership are allocated to the Partners in accordance with the Partnership agreement as follows:

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)    Summary of Significant Accounting Policies (continued)

       (g)  Partnership Allocations (continued)

       Partnership net profits are allocated first to any partner with a negative balance in their capital account, determined at the end of the taxable year as if the Partnership has distributed cash flow, in proportion to the negative capital balance account of all partners until no partner's capital account is negative. Net profit allocations are then made to the limited partners up to the difference between their capital account balances and the sum of their adjusted capital contributions (capital balance, net of cumulative cash distributions in excess of preferred returns - 12% annual cumulative return on capital contributed). Any remaining net profit allocations are then made to the limited partners until the taxable year in which cumulative profits to the limited partners equal their adjusted capital contribution plus an unpaid preferred return (12% annual cumulative return on capital contributed). Net profits are then allocated to the general partner until the ratio of the general partner's capital account balance to the capital account balances, in excess of adjusted capital contributions and unpaid preferred return, of all limited partners is 27% to 73%. Thereafter, profits are generally allocated 27% to the general partner and 73% to the limited partners. Net losses are allocated to the partners in proportion to their positive capital accounts.
       Partnership distributions are allocated 99% to the limited partners and 1% to the general partner in an amount equal to their preferred return (12% annual, cumulative return on capital contributed), 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their adjusted capital contributions, and then 73% to the limited partners and 27% to the general partner.

       Cumulative unpaid preferred returns are $2,484,000 and $2,214,000 at December 31, 1998 and 1997, respectively.

       (h)  Reclassifications

       Certain prior year amounts have been reclassified to conform with the current year presentation.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(1)    Summary of Significant Accounting Policies (continued)

       (i)  Comprehensive Income

       Effective January 1, 1998, the Partnership adopted Statement of Financial Accounting Standards (SFAS) No. 130 Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined as the change in equity of a business enterprise, during a period, associated with transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. During the years ended December 31, 1998 and 1997, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the years was the same as net income.

(2)    Restricted Cash

       At December 31, 1998 and 1997, the Partnership has restricted cash balances of $24,813 and $167,859, respectively, to be used to fund property improvements, consisting of road and utility work.

(3)    Related Party Transactions

       The general partner and its affiliates have been actively involved in managing the Partnership. Affiliates of the general partner receive fees and commissions for performing certain services. Expenses incurred for these services during 1998, 1997, and 1996 are as follows:

                                    1998       1997      1996

       Accounting fees          $   2,100      2,100     2,100
       Management fee               3,000      3,000     3,000
       Engineering fees                -       9,025    24,765
       Real estate commissions     16,556     42,034    37,290
       Interest expense           350,228    350,228   350,228

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)
                  Notes to Financial Statements

(4)    Land and Improvements Held for Investment

       The components of land and improvements held for investment at December 31, are as follows:
                                  1998           1997

       Land                   $    -          1,180,334
       Land Improvements           -            891,433
                               ---------     ----------
                              $    -          2,071,767

       The aggregate cost of land and improvements held for investment for Federal income tax purposes was $2,378,215 and $2,850,629 at December 31, 1998 and 1997, respectively. See Note 5.

(5)    Note Payable to Affiliate

       Prior to December 31, 1998, the note payable to affiliate represented a $3,454,300 note payable to Hickory Lenders, Ltd. (the Lender), an affiliate sharing the same General Partner. The note accrued simple interest at an annual rate of 10% plus "additional interest" upon the sale of any portion of the collateral equal to 55% of the "net revenues", as defined in the Participating Loan Agreement. The note was secured by a mortgage on the land and improvements held for investment and by a security interest in any unrestricted cash or investment securities held by the Partnership. The note matured on December 31,1998 and the Partnership was unable to repay the note.
       The Partnership is currently involved in a foreclosure process with the Lender. Although the foreclosure process isn't complete, the financial statements included herein reflect the foreclosure as having taken place on December 31, 1998, and the properties and certain cash were effectively transferred to the Lender in settlement of the borrowings. As a result of the impending foreclosure, $2,400,695 was recorded as an extraordinary gain in the 1998 accompanying statement of operations. The remaining cash balances at December 31, 1998 will be used to settle accounts payable and accrued expenses at December 31, 1998.

(6)    Fair Value of Financial Instruments

       At December 31, 1998 and 1997, the carrying amounts of cash, restricted cash, and accrued liabilities approximate their fair values because of the short maturity of those financial instruments.

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