Form 10-Q
period 1999-03-31
HICKORY HILLS LTD
filed 1999-05-14
CIK 824481

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934


                    UNITED STATES

         SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549



                      FORM 10-Q

                     (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the period ended March 31, 1999

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


                FINANCIAL STATEMENTS
      For The Three Months Ended March 31, 1999 and 1998


                        INDEX



    Financial Statements:

      Balance Sheets                       3
      Statements of Operations             4
      Statements of Cash Flows             5
      Notes to Financial Statements        6

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                         BALANCE SHEETS
                           (Unaudited)

                               March 31,   December 31,
                                 1999          1998
                               ---------     ----------
              ASSETS

CASH                           $  75,424     $  103,869

RESTRICTED CASH                   26,387         24,813

OTHER ASSETS                         280            280

         Total Assets         $  102,091   $    128,962
                              ==========     ==========



                LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Accounts Payable and
Accrued Expenses              $  102,624   $    128,158

    Total Liabilities            102,624        128,158

Partners'Equity (Deficit):

    Limited Partners (1,800 units
      outstanding)                  (633)           704
    General Partner                  100            100

    Total Partners' equity
    (deficit)                      (533)           804
    Total Liabilities &
    Partners' Equity
    (Deficit)                  $ 102,091    $   128,962
                              ==========    ===========

               See accompanying notes to financial statements.
/TABLE

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                       Three months
                                          Ended
                                        MARCH 31,
                                  _____________________
                                    1999           1998
                                    ____           ____
REVENUE:

    Land Sales
     Sales of Land and
     Improvements            $        -      $ 432,650
     Cost of Land and
     Improvements Sold                -       (399,049)
     Selling Expenses                 -        (43,900)
        Loss on Sale of
        Land                          -        (10,299)

    Interest Income               1,573          5,748
    Miscellaneous Income             95              -

              Total Revenue       1,668         (4,551)


EXPENSES:

    Management Fees                   -            750
    Legal & Accounting Fees       2,400          7,711
    General & Admin. Expenses         -          2,954
    Land Maintenance Fees             -         22,322
    Interest Expense                605         87,317

              Total Expenses      3,005        121,054


NET LOSS                     $  (1,337)    $  (125,605)





                See accompanying notes to financial statements

/TABLE

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                        Three months ended
                                             MARCH 31,
                                         1999       1998
Cash Flows from
Operating Activities:

 Net Loss                          $   (1,337)    $(125,605)

 Adjustments to reconcile
 Net Loss to Net Cash used
 in Operating Activities:

   Cost of Sales of Land
         and Improvements                  -        399,049

   Cost of Land and Improvements
         held for Investment               -        (37,970)
   Interest Payments made
         on Note Payable                   -       (375,000)
   Increase in Accrued
         Interest Payable                  -         87,317
   Decrease in Accounts Payable
   and Accrued Expenses               (25,534)       (6,098)
      Increase in
         Restricted Cash               (1,574)       (1,738)

         Net Cash used in
          Operating Activities        (28,445)      (60,045)

   Net Decrease in Cash               (28,445)      (60,045)

CASH AT JANUARY 1,                    103,869       180,308

CASH AT MARCH 31,                  $   75,424   $   120,263
                                     ========       ========

               See accompanying notes to financial statements.

/TABLE

                 HICKORY HILLS, LTD.
               (A Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS

 For the Three Months Ended March 31, 1999 and 1998
                     (Unaudited)


A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting
     principles.   These statements should  be  read in
     conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the three month period ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

B.RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
     Compensation earned for these services in the first three months were as follows:


                                      1999          1998
                                    ________      ________
   Management Fees                 $     -       $   750
   Real Estate Brokerage
         Commission                      -        16,556
   Accounting Fees                     400             -


                 HICKORY HILLS, LTD.
               (A Limited Partnership)

            NOTES TO FINANCIAL STATEMENTS

      For the Three Months Ended March 31, 1999
      (continued)                     (Unaudited)

C.  COMPREHENSIVE INCOME

     During the three month periods ended March 31, 1999 and 1998, the Partnership had no components of other comprehensive income. Accordingly, comprehensive income for each of the periods was the same as net loss.

D.  FORECLOSURE

     On December 31, 1998, the Hickory Lenders, Ltd. began the process of foreclosing on the debt to the Partnership after the note matured and payment was not made. Due to the intended foreclosure, the Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender. Foreclosure proceeding are not expected to be complete until mid-1999.

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
OPERATIONS


RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31,
1999.

At December 31, 1998, the Registrant was involved in foreclosure proceedings for failure to make debt payments. The Registrant expects to dissolve the partnership in late 1999. Any cash held after the foreclosure would go to the Lender. As the Registrant is currently involved in foreclosure proceedings, the Registrant's Financial Statement included herein reflects the foreclosure as having taken place on December 31, 1998 and the properties effectively transferred to the Lender in settlement of borrowings.

Due to the foreclosure, the Registrant is operating with a minimal amount of activity.

FINANCIAL CONDITION

LIQUIDITY

As of April 30, 1999 the Registrant had approximately $49,536 in cash reserves. These funds are expected to be sufficient through the completion of the foreclosure then all remaining cash will go to the Lender.

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


 (a)     Exhibits

         Exhibit 27 - Financial Data Schedule for the first quarter of 1999.



 (b)     No 8-K's have been filed during this quarter.

                     SIGNATURES



Pursuant  to  the  requirements  of  the  Securities
Exchange Act of 1934,  the  Registrant  has duly
caused  this  report  to  be signed  on  its  behalf
by  the  undersigned,   thereunto  duly authorized.


                             HICKORY HILLS, LTD.

                             By:  222 HICKORY, LTD.
                                  General Partner


                             By:  222 PARTNERS, INC.
                                  General Partner



Date:    May 15, 1999          By:/s/ Steven D. Ezell
                               ___________________
                               President



Date:    May 15, 1999          By:/s/ Michael A.
Hartley
                               ______________________
                               Secretary/Treasurer