Form 10-Q
period 1999-06-30
HICKORY HILLS LTD
filed 1999-08-13
CIK 824481

         FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                     FORM 10-Q

                                     (Mark One)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the period ended June 30, 1999

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


                      FINANCIAL STATEMENTS
          For The Three and Six Months Ended June 30, 1999 and 1998.

                              INDEX



          Financial Statements:

          Balance Sheets                           3
          Statements of Operations                 4
          Statements of Cash Flows                 5
          Notes to Financial Statements            6



                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                              BALANCE SHEETS
                                (Unaudited)

                               June 30,          December 31,
                                 1999                1998
                             -------------       -------------

                                  ASSETS

CASH                         $    22,790          $  103,869
Restricted Cash                    -                  24,813

OTHER ASSETS                                            280

          Total Assets       $    22,790          $  128,962
                               =========          ==========


                     LIABILITIES AND PARTNERS' EQUITY


ACCOUNTS PAYABLE AND ACCRUED
EXPENSES                     $       628          $ 128,158

TOTAL LIABILITIES                    628            128,158

PARTNERS' EQUITY:

   Limited Partners (1,800
      units outstanding)          22,062                704
   General Partner                   100                100

   Total partners' equity         22,162                804

   Total Liabilities &
   Partners' Equity          $    22,790         $  128,962
                             ===========         ===========


          See accompanying notes to financial statements.

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                       June 30,
                        -------------------------------------
                          1999      1998       1999     1998

REVENUE:

Land Sales

Sales of Land &
Improvements        $       -         -          -    432,650

Cost of Land
& Improvements Sold         -         -          -   (399,049)

Selling Expenses            -         -          -    (43,900)

Loss on Sale
of Land                     -         -          -    (10,299)

Interest Income         1,022     1,137      2,595      6,885
Miscellaneous Income   49,199         -     49,294          -

     Total Revenue     50,221     1,137     51,889     (3,414)



EXPENSES:

Management Fees             -       750          -      1,500
Legal & Accounting Fees 9,710     4,282     12,110     11,993
Administrative Expenses 2,430     2,354      3,035      5,309
Other Expense          15,386         -     15,386     22,322
Interest Expense            -    87,317          -    174,634


   Total Expenses      27,526    94,703     30,531    215,758

NET INCOME(LOSS)    $  22,695   (93,566)    21,358   (219,172)

Net Income(loss) per limited
   partner unit     $   12.61    (51.98)     11.86    (121.76)

                 See accompanying notes to financial statements

                            HICKORY HILLS, LTD.
                          (A Limited Partnership)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                            Year-to-date
                                              JUNE 30,
                                     __________________________
                                        1999           1998
Cash Flows from
Operating Activities:
  Net Income (Loss)                     $    21,358       $
(219,172)
  Adjustments to reconcile
  Net Income (Loss) to Net Cash
  used in Operating Activities:
        (Increase) decrease in
        Restricted Cash               24,813           (2,876)

        Cost of Sales of Land &
        Improvements                       -          399,049

        Cost of Land & Improvements
        Held for Investment                -          (37,970)

        Decrease in Accrued
          Interest Payable                 -         (200,366)
        Decrease in Other Assets         280                -
        Decrease in accounts payable
          and accrued Expenses      (127,530)          (7,647)

        Net Cash used in
        Operating Activities         (81,079)         (68,982)



           Net decrease in Cash      (81,079)         (68,982)


CASH AT JANUARY 1,                   103,869          180,308


CASH AT JUNE 30,                  $   22,790       $  111,326
                                   =========         ========
Supplemental Disclosures of
    Cash Flow Information:

Cash paid during the year
    for interest                  $    -            $ 375,000
                                    ========        =========

               See accompanying notes to financial statements.

                       HICKORY HILLS, LTD.
                     (A Limited Partnership)

                  NOTES TO FINANCIAL STATEMENTS

     For the Three and Six Months Ended June 30, 1999 and 1998
                         (Unaudited)


     A.ACCOUNTING POLICIES

     The unaudited financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting
     principles.   These statements should  be  read in
     conjunction with the financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 1998. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Partnership's financial position and results of operations. The results of operations for the six month period ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31,1999.


     B.RELATED PARTY TRANSACTIONS

     The General Partner and its affiliates have been actively involved in managing the Partnership's operations.
     Compensation earned for these services in the first six months were as follows:

                                              1999      1998
                                              ----      ----
     Management Fees                        $   -       1,500
     Real Estate Brokerage Commission           -      16,556
     Accounting Fees                          1,800     1,300


     C.  COMPREHENSIVE INCOME

     During the six month periods ended June 30, 1999 and 1998, the Partnership had no components of other comprehensive income.
     Accordingly, comprehensive income for each of the periods was the same as net income (loss).

D.  FORECLOSURE

     On December 31, 1998, the Hickory Lenders, Ltd. began the process of foreclosing on the debt to the Partnership after the note matured and payment was not made. Due to the foreclosure, the Financial Statements included herein, as of December 31, 1998, reflect the transfer of property to the Lender. Foreclosure proceedings were finalized on June 29, 1999. The General Partner intends to dissolve the Partnership during 1999.




     Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 1998, the Registrant was involved in foreclosure proceedings for failure to make debt payments.
The Registrant finalized this process on June 29, 1999. All cash held will go to the Lender after current expenses are paid. As the Registrant was currently involved in foreclosure proceedings at December 31, 1998, the Registrant's Financial
Statement included herein reflects the foreclosure as having taken place on December 31, 1998 and the properties effectively transferred to the Lender in settlement of borrowings. The General Partner plans to dissolve the partnership during 1999.

Due to the foreclosure, the Registrant is operating with a minimal amount of activity. The miscellaneous income is a result of foreclosure activity.

FINANCIAL CONDITION

LIQUIDITY

As of June 30, 1999 the Registrant had approximately $22,790 in cash reserves. These funds are expected to be sufficient through the completion of the foreclosure then all remaining cash will go to the Lender.

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


                                         HICKORY HILLS, LTD.

                                         By:   222 HICKORY, LTD.
                                               General Partner


                                         By:222 PARTNERS, INC.
                                                  General Partner



     Date:  August 13, 1999              By:/s/ Steven D. Ezell
                                                   President



     Date:  August 13, 1999              By:/s/ Michael A. Hartley
                                                Secretary/Treasurer


